Form 10-Q
period 1999-09-30
ASHFORD COM INC
filed 1999-11-15
CIK 1089909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q


  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR
  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-27357

                                ASHFORD.COM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     76-0617905
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)

                        3800 BUFFALO SPEEDWAY, SUITE 400
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)

                                ---------------

                                 (713) 369-1300
              (Registrant's telephone number, including area code)

                                ---------------

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

        (1)        Yes          |X|                    No
                            ----------                        -----------
        (2)        Yes                                 No         |X|
                            ----------                        -----------

         As of September 30, 1999 there were 36,864,429 shares of the Company's common stock outstanding.

================================================================================

                                ASHFORD.COM, INC.

                                    FORM 10-Q

                                      INDEX



PART I.       CONSOLIDATED FINANCIAL INFORMATION                                                               PAGE


ITEM 1.       Consolidated Financial Statements................................................................  3

              Consolidated Balance Sheets at September 30, 1999 and March 31, 1999.............................  3

              Consolidated Statements of Operations for the three and six months ended September
              30, 1999 and 1998 ...............................................................................  4

              Consolidated Statements of Cash Flows for the three and six months ended September
              30, 1999 and 1998 ...............................................................................  5

              Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................................  8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk....................................... 15


PART II.      OTHER INFORMATION................................................................................ 27

ITEM 1.       Legal Proceedings................................................................................ 27

ITEM 6.       Exhibits and Reports on Form 8-K................................................................. 27

SIGNATURES..................................................................................................... 29

PART I.           CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                ASHFORD.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              September 30,          March 31,
                                                                                  1999                 1999
                                                                            ------------------   ------------------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $93,488                 $893
   Certificate of deposit                                                              100                  100
   Accounts receivable                                                                 773                  136
   Merchandise inventory                                                            15,102                3,273
   Prepaids and other                                                                3,575                  453
                                                                            ------------------   ------------------
     Total current assets                                                          113,038                4,855

Property and equipment, net of accumulated depreciation of $187 and $49 at           2,036                  253
   September 30, 1999 and March 31, 1999, respectively
Other assets                                                                         5,813                    --
                                                                            ==================   ==================
   Total assets                                                                   $120,887               $5,108
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                  2,026                  977
   Accrued liabilities                                                               1,824                  322
   Note payable                                                                         --                1,000
                                                                            ------------------   ------------------
     Total current liabilities                                                       3,850                2,299
                                                                            ------------------   ------------------

Other long-term liabilities                                                             34                   --

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.001 par value per share, no shares authorized, no shares issued and outstanding at September 30, 1999;
   19,166,250 shares authorized, 9,500,000 shares issued and outstanding
   at March 31, 1999                                                                    --                    9
Preferred stock, $.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 1999; no shares authorized,
   issued or outstanding at March 31, 1999                                              --                   --
Common stock, $.001 par value per share, 54,150,000 shares authorized,
   36,864,429 and 10,687,500 shares issued and outstanding at September
   30, 1999 and March 31, 1999, respectively                                            37                   11
Additional paid-in capital                                                         148,553                4,467
Subscription receivable                                                               (780)                  --
Deferred compensation                                                              (17,811)                (414)
Accumulated deficit                                                                (12,996)              (1,264)
                                                                            ------------------   ------------------
   Total stockholders' equity                                                      117,003                2,809
                                                                            ==================   ==================
   Total liabilities and stockholders' equity                                     $120,887               $5,108
                                                                            ==================   ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended                  Six months ended
                                                             September 30,                     September 30,
                                                    --------------------------------  ---------------------------------
                                                         1999             1998             1999              1998
                                                    ---------------  ---------------  ----------------   --------------

Net sales                                                $4,400             $798             $8,023           $1,094
Cost of sales                                             3,648              651              6,645              931
                                                    ---------------  ---------------  ----------------   --------------
Gross profit                                                752              147              1,378              163
Operating expenses:
   Marketing and sales                                    5,607               81              8,008              104
   General and administrative                             2,605               52              3,658              143
   Depreciation and amortization                            136               --                197
   Amortization of distribution and marketing
     agreements                                             287               --                287               --
   Amortization of deferred compensation                  1,133               --              1,725               --
                                                    ---------------  ---------------  ----------------   --------------
     Total operating expenses                             9,768              133             13,875              247
                                                    ---------------  ---------------  ----------------   --------------
Income (loss) from operations                            (9,016)              14            (12,497)             (84)
Interest income (expense), net                              463               --                765               --
                                                    ===============  ===============  ================   ==============
Net income (loss)                                       $(8,553)             $14           $(11,732)            $(84)
                                                    ===============  ===============  ================   ==============
Net loss per share, basic and diluted                     $(0.57)             --              $(0.88)        $ (0.01)
                                                    ===============  ===============  ================   ==============
Pro forma net loss per share, basic and diluted           $(0.27)             --              $(0.40)         $(0.01)
                                                    ===============  ===============  ================   ==============
Shares used to compute net loss per share:
   Basic and diluted (1)                                 14,920           10,688             13,271           10,688
   Pro forma basic and diluted (2)                       31,117           10,688             29,068           10,688

(1) Includes shares associated with the conversion of preferred stock into common stock as of the closing of the Company's initial public offering. See Note 3.
(2) Includes shares associated with the conversion of preferred stock into common stock as if the conversion occurred on April 1, 1999. See Note 3.

        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Three months ended                 Six months ended
                                                                 September 30,                     September 30,
                                                        --------------------------------  --------------------------------
                                                             1999             1998             1999             1998
                                                        ----------------  --------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(8,553)              $14        $(11,732)             $(84)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization expense                          136                --             197                --
   Amortization of distribution and marketing
   agreements                                                     287                --             287                --
   Amortization of deferred compensation related to
   common stock options                                         1,133                --           1,725                --
   Compensation expense related to issuance of common
   stock                                                           --                --              --                54
   Changes in assets and liabilities:
     Accounts receivable                                         (597)              (43)           (638)              (43)
     Merchandise inventory                                     (8,857)             (140)        (11,829)             (274)
     Prepaids and other                                        (3,161)                3          (3,122)               --
     Other assets                                                (698)               --            (737)               --
     Accounts payable                                             512               187           1,050               354
     Accrued liabilities                                        1,711                19           1,558                64
                                                        ----------------  --------------  ----------------  --------------
       Net cash provided by (used in) operating
         activities                                           (18,087)               40         (23,241)               71
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (1,630)              (32)         (1,967)              (39)
   Internet domain purchases                                   (1,564)               --          (1,564)               --
                                                        ----------------  --------------  ----------------  --------------
     Net cash used in investing activities                     (3,194)              (32)         (3,531)              (39)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                    73,963                --          73,963                 2
   Issuance of Series B preferred stock                            --                --          29,100                --
   Issuance of Series C preferred stock                        16,304                --          16,304                --
                                                        ----------------  --------------  ----------------  --------------
     Net cash provided by financing activities                 90,267                --         119,367                 2
                                                        ----------------  --------------  ----------------  --------------
   Net increase in cash and cash equivalents                   68,986                 8          92,595                34
CASH AND CASH EQUIVALENTS:
   Beginning of period                                         24,502                26             893                --
                                                        ================  ==============  ================  ==============
   End of period                                              $93,488               $34         $93,488               $34
                                                        ================  ==============  ================  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form S-1 Registration Statement declared effective September 22, 1999. Results for the three months and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

2.    SIGNIFICANT ASSET PURCHASES

         In September 1999, the Company entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, the Company paid $1.6 million in cash upon execution for the domain name, related trademarks and non-competition covenants. The asset purchase agreement further provides that the Company will pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to the Company by the luxury goods retailer. The aggregate total of such cash consideration shall not exceed $160,000. In connection with the asset purchase agreement, the Company and the luxury goods retailer also entered into a separate supply agreement providing the Company with the right to purchase merchandise inventory directly from the luxury goods retailer for a period of one year from the execution of the supply agreement. The Company is not committed to any minimum purchase requirements in connection with the supply agreement.

         In August 1999, the Company entered into an option agreement to purchase two Internet domain names and related trademarks (the "Purchased Assets") from a product information Internet site (the "Option Agreement"). In connection with the Option Agreement, the Company paid $300,000 in cash upon execution of the Option Agreement for the exclusive right to acquire the Purchased Assets. In October 1999, the Company exercised its option to acquire the Purchased Assets. The Company paid an aggregate purchase price of $4.3 million representing $940,000 of cash (including the aforementioned payment in connection with the Option Agreement) and 332,500 shares of the Company's common stock.

3.   STOCKHOLDERS' EQUITY

     Series C Convertible Preferred Stock Financing

         In July 1999, the Company increased the number of authorized shares of its convertible preferred stock to 19,166,250 shares with a par value of $.001 per share. In addition, 2,066,250 shares of the Company's convertible preferred stock was designated as Series C convertible preferred stock. Also in July 1999, the Company entered into a stock purchase agreement with six investors whereby the Company issued 1,425,679 shares of Series C convertible preferred stock in exchange for approximately $16.3 million in cash. Each share of convertible preferred stock converted into common stock upon the Company's completion of its initial public offering on September 22, 1999.

     Stock Split

         In August 1999, the Company's Board of Directors declared a stock split of 4.75 shares for every 1 share of common stock or preferred stock then outstanding. The stock split became effective on September 21, 1999. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split, including an assumed increase in authorized shares of common stock and preferred stock.

     Initial Public Offering

         On September 22, 1999, the Company completed its initial public offering of 6,250,000 shares of its common stock. Net proceeds before expenses to the Company were approximately $75.6 million. As of the closing date of the offering, all of the convertible preferred stock was converted into an aggregate of 18,074,429 shares of common stock.

     Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options and warrants are not included because they are antidilutive. The shares of convertible preferred stock automatically converted into common stock effective upon the closing of the Company's initial public offering and are included in the calculation of weighted average number of shares as of that date.

     Pro Forma Net Loss Per Share

         Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on April 1, 1998, or at the date of original issuance, if later.

         The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------------- --------------------------------
                                                           1999            1998            1999            1998
                                                      --------------- --------------- --------------- ----------------
     Numerator:
        Net income (loss)                             $     (8,553)   $          14   $     (11,732)  $         (84)

     Denominator:
        Weighted average shares                             14,920           10,688          13,271          10,688
                                                      --------------- --------------- --------------- ----------------
        Denominator for basic and diluted                   14,920           10,688          13,271          10,688
        calculation
        Series A convertible preferred stock                 8,570                -           9,033               -
        Series B convertible preferred stock                 6,449                -           6,172               -
        Series C convertible preferred stock                 1,178                -             592               -
                                                      --------------- --------------- --------------- ----------------
        Denominator for pro forma calculation               31,117           10,688          29,068          10,688

     Net loss per share, basic and diluted            $      (0.57)   $           -   $       (0.88)  $       (0.01)
                                                      =============== =============== =============== ================

     Pro forma net loss per share, basic and diluted  $      (0.27)   $           -   $       (0.40)  $       (0.01)
                                                      =============== =============== =============== ================

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 23, 1999 (Reg. No. 333-82759).


OVERVIEW

         We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. Accordingly, the results for the 1999 fiscal year are the same as those for the period from our inception through March 31, 1999. We initially focused exclusively on the sale of new and vintage watches. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1988. Our net sales totaled $5.9 million for the fiscal year ended March 31, 1999 and $4.4 million for the quarter ended September 30, 1999. Our cost of sales and operating expenses have increased significantly since inception with cost of sales and total operating expenses in the quarter ended September 30, 1999 of $3.6 million and $9.8 million, respectively. This trend reflects increased product costs associated with net sales grown and additional marketing and sales costs to attract new customers and build brand awareness. In addition, general and administrative expenses increased in connection with building infrastructure and developing our Web site and associated systems to process customer orders and payments and manage our anticipated growth in revenue.

         The market for luxury and premium products is highly seasonal, with a disproportionate amount of net sales occurring during the fourth calendar quarter. Although less significant, seasonal sales periods occur in May and June due to graduation gift giving, Mother's Day and Father's Day. We expect that these trends will continue in future periods. In addition, since a disproportionate amount of our net sales are realized during the fourth calendar quarter, we significantly increase our purchases of inventory during and in advance of that quarter. Accordingly, we expect that our accounts payable will be at their highest levels during the fourth calendar quarter. Our gross margin was 14% for the fiscal year ended March 31, 1999 and 17% for the quarter ended September 30, 1999. Our gross margin will fluctuate in future periods based on factors such as:

o  product sales mix;

o  the mix of direct and indirect sources of inventory;

o  pricing strategy;

o  promotional activities;

o  inventory management; and

o  inbound and outbound shipping costs.

         Since inception, we have significantly increased the depth of our management team in order to implement our growth strategy. Key additions to the senior management team include a Chief Executive Officer, Chief Financial Officer, Vice President of Marketing, Vice President of Business Development and Vice President of Merchandising.

         Since inception, we have incurred significant net losses of $1.3 million for the fiscal year ended March 31, 1999, and $8.6 million for the quarter ended September 30, 1999. We expect our net losses to increase and to generate negative cash flows for the foreseeable future. We expect operating expenses and net losses will continue to rise as we pursue and aggressive marketing and advertising campaign to attract new customers and build our brand identity, develop new strategic partnerships, invest in new operational and customer service infrastructure and recruit additional employees.

         We have a limited operating history upon which to base an evaluation of our business and prospects. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base projected operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are fixed to a large extent. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

RESULTS OF OPERATIONS

         In the following table, we show certain unaudited statement of operations data both in absolute dollars and as a percentage of net sales for the three months and six months ended September 30, 1999 and 1998, respectively. In the opinion of management, the unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The operating results for any period are not necessarily indicative of the operating results for any future period.

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------------  ------------------------------
                                                          1999            1998             1999           1998
                                                      --------------  --------------  --------------- --------------
                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $      4,400    $        798    $      8,023    $      1,094
Cost of sales                                                3,648             651           6,645             931
                                                      --------------  --------------  --------------- --------------
Gross profit                                                   752             147           1,378             163
Operating expenses:
   Marketing and sales                                       5,607              81           8,008             104
   General and administrative                                2,605              52           3,658             143
   Depreciation and amortization expense                       136               -             197               -
   Amortization of distribution and marketing
     agreements                                                287               -             287               -
   Amortization of deferred compensation                     1,133               -           1,725               -
                                                      --------------  --------------  --------------- --------------
Total operating expenses                                     9,768             133          13,875             247
                                                      --------------  --------------  --------------- --------------
Income (loss) from operations                               (9,016)             14         (12,497)            (84)
Interest income (expense), net                                 463               -             765               -
                                                      ==============  ==============  =============== ==============
Net income (loss)                                     $     (8,553)   $         14    $    (11,732)   $        (84)
                                                      ==============  ==============  =============== ==============

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------------  ------------------------------
                                                          1999            1998             1999           1998
                                                      --------------  --------------  --------------- --------------
AS PERCENTAGE OF NET SALES:
Net sales                                                     100%            100%            100%            100%
Cost of sales                                                  83%             82%             83%             85%
                                                      --------------  --------------  --------------- --------------
Gross profit                                                   17%             18%             17%             15%
Operating expenses:
   Marketing and sales                                        127%             10%            100%             10%
   General and administrative                                  59%              7%             46%             13%
   Depreciation and amortization expense                        3%              0%              2%              0%
   Amortization of distribution and marketing
   Agreements                                                   7%              0%              4%              0%
   Amortization of deferred compensation                       26%              0%             22%              0%
                                                      --------------  --------------  --------------- --------------
Total operating expenses                                      222%             17%            173%             23%
                                                      --------------  --------------  --------------- --------------
Income (loss) from operations                                -205%              2%           -156%             -8%
Interest income (expense), net                                 11%              0%             10%              0%
                                                      ==============  ==============  =============== ==============
Net income (loss)                                            -194%              2%           -146%             -8%
                                                      ==============  ==============  =============== ==============

NET SALES

         Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased from $798,000 during the quarter ended September 30, 1998 to $4.4 million during the quarter ended September 30, 1999 and from $1.1 million during the six months ended September 30, 1998 to $8.0 million during the six months ended September 30, 1999. The growth in net sales is principally due to increased site traffic and awareness resulting from advertising expenditures and additional product offerings and availability that we financed through our convertible preferred and common stock offerings.

COST OF SALES

         Cost of sales consists primarily of the cost of products sold, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $147,000 to $752,000 during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Gross profit increased from $163,000 to $1.4 million during the six months ended September 30, 1999 compared to the six months ended September 30, 1998. Gross margin decreased from 18% during the quarter ended September 30, 1998 to 17% during the quarter ended September 30, 1999. The decrease in gross margin is principally due to the mix of products sold net of additional reserves for warranty and inventory obsolescence costs. Gross margin increased from 15% during the six months ended September 30, 1998 to 17% during the six months ended September 30, 1999. The increase in gross margin is principally due to abnormally low margins during the prior year resulting from start-up activities.

OPERATING EXPENSES

         Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, product distribution expenses and related employee salaries and benefits expenses. Our advertising is intended to build brand awareness, generate site traffic and increase overall sales. Marketing and sales expenses increased from approximately $81,000 during the quarter ended September 30, 1998 compared to $5.6 million for the quarter ended September 30, 1999. Marketing and sales expenses increased from $104,000 during the six months ended September 30, 1998 to $8.0 million during the six months ended September 30, 1999. The increase during the quarter ended September 30, 1999 is primarily due to incremental advertising expenditures of $2.8 million related to direct mail and newspaper campaigns and incremental online advertising expenditures of $1.6 million related to promotion agreements with Yahoo!, America Online and other providers. The increase during the six months ended September 30, 1999 is primarily attributed to incremental advertising expenditures of $3.3 million related to direct mail and newspaper campaigns and incremental online advertising expenditures of $2.9 million related to promotion agreements with Yahoo!, America Online and other providers.

         General and Administrative. General and administrative expenses include administrative employee salaries and benefits, professional fees, Web site design and maintenance, office lease expenses and other costs. General and administrative expenses increased to $2.6 million during the quarter ended September 30, 1999 compared to $52,000 during the quarter ended September 30, 1998 and to $3.7 million during the six months ended September 30, 1999 compared to $143,000 during the six months ended September 30, 1998. The increase during the quarter ended September 30, 1999 is primarily due to incremental salary and benefits costs of $1.7 million related to increased staffing levels in operations, marketing, finance and development, incremental professional fees of $309,000 associated with technology and employment consultants and incremental operating expenses of $289,000 associated with Web site design and maintenance. The increase during the six months ended September 30, 1999 is primarily due to incremental salary and benefits costs of $2.3 million related to increased staffing levels in operations, marketing, finance and development, incremental professional fees of $445,000 associated with technology and employment consultants and incremental operating expenses of $477,000 associated with Web site design and maintenance.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment as well amortization related to certain intangible assets. Depreciation and amortization expense was $136,000 during the quarter ended September 30, 1999 and increased to $197,000 during the six months ended September 30, 1999. The increase in expense is principally due to costs associated with the purchases of technology equipment beginning in the latter half of fiscal 1999 and continuing through the quarter ended September 30, 1999.

         During the quarter ended March 31, 1999, we recorded deferred stock compensation of $431,000 in connection with stock options granted during the period. Also, additional deferred compensation charges of $16.1 million and $3.0 million were recorded during the quarters ended June 30, 1999 and September 30, 1999, respectively, in connection with stock options during those periods. These amounts will be amortized to expense over the vesting periods of the applicable options, generally four years, resulting in expense of $591,912 during the quarter ended June 30, 1999 and $1.1 million during the quarter ended September 30, 1999. Amortization of the deferred compensation expense for each of the next five fiscal years is expected to be as follows:

        Year Ended                        Amount
---------------------------      -------------------------
                                      (in thousands)

      March 31, 2000                 $        4,304
      March 31, 2001                          4,978
      March 31, 2002                          4,798
      March 31, 2003                          4,781
      March 31, 2004                            675

         During the quarter ended September 30, 1999, we entered into fourteen distribution and marketing agreements with luxury brand owners and representatives. The agreements provide that for periods up to twenty-four months, we (i) will be the exclusive online distributor of products for the brands and will be authorized to use the related trademarks and images in connection with our marketing, advertising and promotional activities ("Marketing Activities"), (ii) will make aggregate merchandise inventory purchases of at least $1.1 million during fiscal 2000 and (iii) will fund certain Marketing Activities during the terms of the agreements. The agreements further provide that we are obligated to issue the brand owners and representatives warrants to purchase an aggregate of 414,930 shares of our common stock for a weighted average purchase price of $8.63 per share which are exercisable through September 2004. We recorded approximately $3.8 million in deferred marketing expense during the quarter relating to these fully vested warrants for the excess of the estimated fair value of the warrants on the date of grant over the purchase price. Deferred marketing cost of $1.7 million, $1.7 million and $400,000 will be amortized in fiscal 2000, 2001 and 2002, respectively, related to these warrants.

         Interest Income (Expense), Net. Interest income (expense), net consists of earnings on cash and cash equivalents net of interest expense on borrowings. Interest income (expense), net increased during the quarter and six months ended September 30, 1999 due to interest earned on cash balances resulting for our Series B and Series C convertible preferred stock offerings in April 1999 and July 1999, respectively, and interest earned on cash balances resulting from our initial public offering in late September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         General. We have financed our operations primarily through the private sales of convertible preferred stock and an initial public offering during September 1999. In April 1999, we sold $30.1 million of Series B convertible preferred stock, including the conversion of a $1.0 million note payable that was made in March 1999. In July 1999, we sold $16.3 million of Series C convertible preferred stock. In September 1999, we sold 6.25 million shares of common stock in connection with an initial public offering. Net of underwriting expenses, we realized proceeds of $75.6 million in connection with this offering. The proceeds from these offerings have generally been used to fund inventory purchases, marketing and advertising campaigns, employee salaries and equipment purchases.

         During the six months ended September 30, 1999, net cash used in operating activities was $23.2 million. Net cash used in operating activities primarily consisted of increases in merchandise inventories, net losses and prepaid expenses and, to a lesser extent, increases in other assets and accounts receivable. These uses were partially offset by increases in accrued liabilities and accounts payable and non-cash charges for deferred compensation, distribution and marketing agreements and depreciation and amortization.

         Advertising and Promotion Agreements. In February 1999, we entered into a 12-month advertising and promotion agreement with Yahoo! that provides for the display of banner advertisements when one of several hundred watch-related search words is entered by a Yahoo! user. In connection with this agreement, we are obligated to make aggregate payments of $1.3 million during the term, $1.05 million of which has been paid as of September 30, 1999.

         In July 1999, we entered into a 22-month marketing agreement with America Online, Inc. pursuant to which we will be one of three anchors in the jewelry and watches department and in the accessories department. In connection with this agreement, we are obligated to make aggregate payments of $7.7 million during the term, $2.0 million of which has been paid as of September 30, 1999.

         In August 1999, we entered into an additional 12-month advertising and promotion agreement with Yahoo! that provides for the display of banner advertisements when one of almost two hundred fashion and accessory-related search words is entered by a Yahoo! user. In connection with this agreement, we are obligated to make aggregate payments of $2.0 million during the term, $725,000 of which has been paid as of September 30, 1999.

         Asset Purchases. During the six months ended September 30, 1999, we made capital expenditures of approximately $2.0 million related to the purchase of computer and office equipment as well as leasehold improvements associated with new leased office and warehouse facilities.

         In August 1999, we entered into an option agreement to purchase two Internet domain names and related trademarks (the "Purchased Assets") from a product information Internet site (the "Option Agreement"). In connection with the Option Agreement, we paid $300,000 in cash upon execution of the Option Agreement for the exclusive right to acquire the Purchased Assets. In October 1999, we exercised our option to acquire the Purchased Assets. We paid an aggregate purchase price of $4.3 million representing $940,000 of cash (including the aforementioned payment in connection with the Option Agreement) and 332,500 shares of our common stock.

         In September 1999, we entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, we paid $1.6 million in cash upon execution for the domain name and related trademarks. The asset purchase agreement further provides that we will pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to the Company by the luxury goods retailer. The aggregate total of such cash consideration shall not exceed $160,000.

         Credit Facility. In August 1999, we entered into a revolving credit agreement with a financial institution. The Revolving Credit Facility provides for borrowings of up to $5.0 million for working capital needs under a revolving line of credit, the availability of which equals 50% of available merchandise inventory, as defined in the agreement. The Revolving Credit Facility matures in August 2000 and bears interest at the prime rate. Commitment fees equal to 0.33% per annum are payable on the unused portion of the facility. At September 30, 1999, there are no amounts outstanding under the Revolving Credit Facility.

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the financial institutions involved in processing our customers' credit card payments for Internet services and a third party that hosts our servers. We are also dependent on telecommunications vendors to maintain our network and the United States Postal Service and other third-party carriers to deliver orders to customers.

         We have assessed the year 2000 readiness of our third-party supplied software, computer technology and other services and of our vendors, and we will continue to assess year 2000 readiness of products and services from third-parties. In particular, we recently purchased a new phone system in connection with the relocation of our Houston facilities, as well as new servers, routers and other critical communications equipment, all of which we believe are year 2000 compliant based on representations by our vendors and labeling on the equipment. We have not independently verified the year 2000 compliance of this particular equipment and do not consider it necessary to do so. Further, we have discussed year 2000 compliance with our major third-party vendors, UPS, Federal Express and Chase Bank of Texas, all of which assured us that their systems are year 2000 compliant. Based upon the results of this assessment we have not needed and do not expect to need to develop a remediation plan. We will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant. At this time, the expenses associated with this assessment and potential remediation plan have been immaterial, although expenses that we may have to incur in the future cannot be determined. Although we believe it to be unlikely, the failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us.

         Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide our Web site's search, customer interaction, and transaction-processing and fulfillment functions, as well as firewall, security, monitoring and back-up capabilities. We have reviewed the year 2000 compliance of our internally developed proprietary software. Based upon our assessment to date, we believe that our internally developed proprietary software is year 2000compliant. We have also assessed the year 2000 readiness of our information systems, including our phone systems, servers, switches, routers and other communications equipment, as well as our third-party vendors, and have found these systems to be year 2000 compliant.

         The year 2000 readiness of the general infrastructure and non-information technology such as electrical supply and hardware, heating and air conditioning systems and the public-switched telephone network necessary to support our operations is difficult to assess. Our business could be seriously harmed by the interruption of services provided by general infrastructure service providers, such as telecommunications firms and power supply companies, and the wide spread failure of non-information technology resources. In particular, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. We have not independently assessed all of the general infrastructure and non-information technology on which we rely. Our ability to assess the reliability of this infrastructure is limited and we can rely solely on generally available new reports, surveys and industry data. Based on these sources, we do not believe we face material risks of failure of these systems. However, we believe that our most likely worst-case year 2000 scenario would be a significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards. This scenario, if not quickly remedied, would have an adverse effect on demand for our services and would have a material adverse effect on our sales and operating results.

         At this time, we have not yet developed a contingency plan to address situations that may result if our vendors, including critical service providers such as telecommunications firms and power supply companies, or we are unable to achieve year 2000 compliance because we currently do not believe that a contingency plan is necessary. The cost of developing and implementing a plan, if necessary, could be material and we may not have enough time to implement it before 2000. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could include difficulties in operating our Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 23, 1999 (Reg. No. 333-82759).

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         You should carefully consider the following risks before making an investment decision. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

Our Limited Operating History Makes Future Forecasting Difficult. Because Most of our Expenses Are Fixed Based on Planned Operating Results, Failure to Accurately Forecast Revenue Could Cause Net Losses in a Given Quarter to be Greater than Expected.

         We were incorporated in March 1998. We began selling products on our Web site in April 1998 and the results for the 1999 fiscal year are the same as those for the period from inception, March 6, 1998, through March 31, 1999. Accordingly, we have an extremely limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which is uncertain. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We Anticipate Future Losses and Negative Cash Flow, which May Limit or Delay Our Ability to Become Profitable.

         Since our formation, we have made significant expenditures on our technology, Web site development, advertising, hiring of personnel and startup costs. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to:

         o    brand development, marketing and other promotional activities;

         o the expansion of our fulfillment operations, which includes supply procurement, warehousing, order receipt, packaging and shipment;

         o    the addition of customer service personnel;

         o the continued development of our Web site, the systems and staff that process customer orders and payments, and our computer network;

         o    the expansion of our product offerings and Web site content; and

         o    development of relationships with strategic business partners.

         Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Operating Results are Volatile and Difficult to Predict. If We Fail to Meet the Expectations of Public Market Analysts and Investors, the Market Price of Our Common Stock May Decline Significantly.

         Our quarterly operating results have fluctuated in the past, and we expect both our quarterly and annual operating results to fluctuate significantly in the future. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly. The following are material factors that may harm our business or cause our operating results to fluctuate:

         o our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

         o    seasonality;

         o our inability to manage inventory levels or control inventory theft;

         o    our inability to manage our fulfillment operations;

         o our inability to adequately maintain, upgrade and develop our Web site, the systems that we use to process customer orders and payments or our computer network;

         o the ability of our competitors to offer new or enhanced Web sites, services or products;

         o    our inability to obtain product lines from our suppliers;

         o    the availability and pricing of merchandise from vendors; and

         o    increases in the cost of online or offline advertising.

         A number of factors will cause our gross margins to fluctuate in future periods, including the mix of watches and other products sold by us, inventory management, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Expect to Experience Seasonal Fluctuations in Our Net Sales, which Will Cause Our Quarterly Results to Fluctuate and Could Cause Our Annual Results to Be Below Expectations.

         We expect to experience significant seasonal fluctuations in our net sales that will cause quarterly fluctuations in our operating results. In particular, we realized approximately 40% of our net sales for fiscal year 1999 during the fourth calendar quarter primarily due to gift purchases made during the holiday season and this trend may continue in the future.

         In anticipation of increased sales activity during the fourth calendar quarter, we expect to hire a significant number of temporary employees to bolster our permanent staff and significantly increase our inventory levels. For this reason, if our net sales are below seasonal expectations during this quarter, our annual operating results could be below the expectations of securities analysts and investors.

         Due to our limited operating history, it is difficult to predict the seasonal pattern of our sales and the impact of seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

If We Are Unable to Purchase or Continue to Purchase Products, Particularly Watches, Directly from the Brand Owners, Our Net Sales Could Decrease.

         We currently purchase watches and writing instruments directly from the brand owner on in excess of 75% of the brands that we sell. Watches purchased directly from brand owners accounted for approximately 80% of all watches that we sold in the quarter ended September 30, 1999. We are negotiating with some of the remaining brand owners to purchase those brands directly, in watches and other product categories. We believe that purchasing directly from the brand owners will provide us with a more predictable supply of products, as well as a lower cost of goods. As a result, we believe that part of our success is contingent on attaining or maintaining our ability to buy directly from the brand owners. If we lose our ability to buy directly from the brand owners, our net sales or margins may decrease.

Our Ability to Meet Consumer Demand is in Part Dependent upon the Availability of Products Purchased Indirectly from Sources Other than the Brand Owners. If We Are Unable to Obtain Popular Products Through Indirect Sources, Our Net Sales Will Decline.

         We purchase brands indirectly from distributors and other third parties that we do not purchase directly from the brand owners. The availability of products purchased indirectly depends on many factors, including consumer demand, manufacturer production and fashion trends. Since there are no guarantees that we will be able to obtain a sufficient supply of products indirectly from third-party distributors and other suppliers, customer demand may, at times, exceed our supply of those products. If this occurs we could lose customers and our net sales would decline. In addition, the luxury goods brand owners could establish procedures to limit or control our ability to purchase products indirectly and several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. In the event we acquire such products indirectly from distributors and other third parties who may not have complied with applicable Customs laws and regulations, such goods can be subject to seizure from our inventory by U.S. Customs, and the importer may have a civil action for damages against us. As it is often difficult to ascertain the original circumstances of importation of certain goods offered to us by our distributors and other third parties, this could impact our ability to obtain sufficient quantities of popular luxury goods, such as watches, and cause customer dissatisfaction.

If We Are Unable to Obtain Sufficient Quantities of Popular Luxury and Premium Products, Our Net Sales Could Decrease.

         If we are not able to offer our customers a sufficient supply and selection of products in a timely manner, we could lose customers and our net sales could be below expectations. Our success depends on our ability to purchase products in sufficient quantities at competitive prices, particularly for the holiday shopping season. As is common in the industry, we generally do not have long-term or exclusive arrangements with brand owners, distributors or brokers that guarantee the availability of products for resale.

         In the luxury goods market, a product or fashion style periodically becomes intensely popular. From time to time, we may have trouble obtaining sufficient product allocations of particularly popular brands. In addition, we believe that some of our suppliers may establish their own online retailing efforts, which may impact our ability to get sufficient product allocations from suppliers. In several cases, the brands that we wish to carry have delayed establishing a relationship with us until they have their own Web site up and running. In other cases, the brand owners distribute only a small amount of product and rely partially on the scarcity of that product to provide a merchandising mystique. It is unlikely that we will obtain product for our Web site from brands who follow the scarcity mystique, and there is no assurance that we will actually obtain relationships within all sectors that we have planned to offer. Therefore, we do not have a predictable or guaranteed supply of products.

Because We Carry Almost All of the Products We Sell in Inventory, if We Are Unable to Accurately Predict and Plan for Changes in Consumer Demand Our Net Sales and Gross Margins May Decrease.

         At September 30, 1999, we held approximately $15.1 million of products in inventory and we expect this number will increase in the future in order to support possible higher sales levels. As a result, the rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If We Experience Significant Inventory Theft, Our Gross Profit Margin Would Decrease.

         Although immaterial to date, in the past we have experienced theft of merchandise shipments in route from our facility to our customers. In the future, we expect that we may also experience theft of merchandise while it is being held in our fulfillment facility. We have worked with our shipping carriers and have taken steps aimed at preventing theft. If these steps are inadequate or if security measures fail at our fulfillment facility, we could incur significant inventory theft, which could cause gross profit margins and results of operations to decrease significantly.

Sales of Luxury Goods Are Particularly Susceptible to General Economic Downturns. If General Economic Conditions Deteriorate, Our Sales Could Suffer.

         Purchases of luxury products are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending and affecting disposable consumer income, such as employment, wages and salaries, business conditions, interest rates, exchange rates, availability of credit and taxation. In addition, because the purchase of luxury products is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

To Manage Our Growth and Expansion, We Need to Improve and Implement Financial and Managerial Controls and Improve Our Reporting Systems and Procedures. If We Are Unable to Do So Successfully, We May Not Be Able to Manage Growth Effectively and Our Operating Results Would Be Harmed.

         Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In order to manage this growth effectively, we need to continue to improve our financial and managerial controls and reporting systems and procedures. Our management team has been assembled recently and has not worked together extensively in the past. There can be no assurance that the management team can work together effectively and can implement our internal growth and acquisition strategies. Any inability of our management to integrate additional companies, customer databases, merchandise lines, categories of merchandise, technology advances, fulfillment systems, and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

If We Are Unable to Successfully Implement Our New Accounting and Financial Reporting Systems, Our Stock Price Could Decline.

         We anticipate expanding our financial and management information systems to accommodate new data. If we fail to successfully implement and integrate our new financial reporting and management information systems with our existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have adequate, accurate or timely financial information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems.

We May Not Be Able to Compete Successfully Against Current and Future
Competitors.

         We expect competition in the online sale of luxury and premium products to intensify in the future. Increased competition is likely to result in price pressure, reduced gross margins and loss of market share, any of which could seriously harm our net sales and operating results. In addition, the retail watch industry is intensely competitive. We currently or potentially compete with a variety of other companies, including:

         o    traditional retailers of luxury and premium products;

         o    brand owners of the products we sell;

         o    other online retailers of luxury and premium products; and

         o    catalog retailers.

         Many of our competitors have advantages over us including longer operating histories, greater brand recognition and significantly greater financial, sales and marketing and other resources. In addition, traditional store-based retailers offer customers benefits that are not obtainable over the Internet, such as enabling customers to physically inspect a product before purchase and not incurring costs associated with maintaining a Web site.

If We Are Unable to Build Awareness of the Ashford.Com Brand, We May Not Be Able to Compete Effectively Against Competitors with Greater Name Recognition and Our Sales Could Be Adversely Affected.

         If we are unable to economically achieve or maintain a leading position in online commerce or to promote and maintain our brand, our business, results of operations and financial condition could suffer. We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brand will depend largely on our success in increasing our customer base. If the leading brand owners do not perceive us as an effective marketing and sales channel for their merchandise, or consumers do not perceive us as offering a desirable way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. Furthermore, in order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, we plan to increase our marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers.

If We Enter New Business Categories That Do Not Achieve Market Acceptance, Our Brand and Reputation Could Be Damaged and We Could Fail to Attract New Customers.

         If we launch or acquire a new department or product category that is not favorably received by consumers, our brand or reputation could be damaged. This damage could impair our ability to attract new customers, which could cause our net sales to fall below expectations. An expansion of our business to include other luxury goods will require significant additional expenses, and strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk. We may choose to expand our operations by developing other new departments or product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of other new or complementary businesses, products or technologies.

If Our Strategy to Sell Products Outside of the United States is Not Successful, Our Increases in Operating Expenses May Not Be Offset by Increased Sales.

         If we are not able to successfully market, sell and distribute our products in foreign markets or if certain risks and uncertainties of doing business in foreign markets prove insurmountable then these factors could have a material adverse effect on our future global operations, and consequently, on our operating margins. Although we currently may not sell merchandise to customers outside the United States, we intend to do so in the future. We do not currently have any overseas fulfillment or distribution facility or arrangement or any Web site content localized for foreign markets, and we cannot be certain that we will be able to establish a global presence. In addition, there are certain risks inherent in doing business on a global level, including:

         o    regulatory requirements;

         o    export restrictions;

         o    tariffs and other trade barriers;

         o    difficulties in staffing and managing foreign operations;

         o    difficulties in protecting intellectual property rights;

         o    longer payment cycles;

         o    problems in collecting accounts receivable;

         o    political instability;

         o    fluctuations in currency exchange rates; and

         o    potentially adverse tax consequences.

If We Do Not Successfully Expand Our Fulfillment Operations, Our Net Sales May Fall Below Expectations.

         We must be able to quickly and efficiently fill customer orders. If we do not successfully expand our fulfillment operations to accommodate increases in demand, particularly during the fourth calendar quarter of each year, we will not be able to increase our net sales in accordance with the expectations of securities analysts and investors. In the retail industry, fourth quarter sales are often as much as 50% of total annual sales. Our success depends on our ability to rapidly expand our fulfillment operations and information systems in order to accommodate increases in customer orders, whether due to seasonal factors or growth of our business. Our planned expansion may cause disruptions in our business.

If We Experience Problems with Our Third-Party Shipping Services, We Could Lose Customers.

         We rely upon third-party carriers, primarily Federal Express and UPS, for product shipments, including shipments to and from our warehouse. We are therefore subject to the risks, including employee strikes and inclement weather, associated with these carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand.

Our Operating Results Depend on Our Internally Developed Web Site, Network Infrastructure and Transaction-Processing Systems. If We Do Not Successfully Expand Our Web Site and the Systems That Process Customer Orders, We Could Lose Customers and Net Sales Could be Reduced.

         The satisfactory performance, reliability and availability of our Web site, transaction-processing systems and network infrastructure are critical to our operating results, as well as to our ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of our Web site or reduced performance of the transaction systems would reduce the volume of sales and the attractiveness of our service offerings. This would seriously harm our business, operating results and financial condition.

         We use internally developed systems for our Web site and substantially all aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Web site or the number of purchases made by customers increases by more than 20 times our current sales levels, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

         If we fail to rapidly upgrade our Web site or toll-free call center in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to rapidly expand the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully fulfill customer orders. As a result, we could lose customers and our net sales could be reduced. In addition, our failure to rapidly upgrade our Web site or expand these computer systems without system downtime, particularly during the fourth calendar quarter, would further reduce our net sales. We may experience difficulty in improving and maintaining our systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

Our Facilities and Systems are Vulnerable to Natural Disasters and Other Unexpected Problems. The Occurrence of a Natural Disaster or Other Unexpected Problem Could Damage Our Reputation and Brand and Reduce Our Net Sales.

         The occurrence of a natural disaster or unanticipated problems at our leased or offsite hosting facilities that house substantially all of our computer and communications hardware systems could cause interruptions or delays in our business, destroy data or render us unable to accept and fulfill customer orders. Any of these interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not established specific procedures for handling damage or interruptions caused by these events and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could interrupt our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

Our Net Sales Could Decrease if Our Online Security Measures Fail.

         Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

Our Net Sales and Gross Margins Would Decrease If We Experience Significant Credit Card Fraud.

         A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not carry insurance against this risk. We have developed procedures to help us to detect the fraudulent use of credit card information. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

If We Do Not Respond to Rapid Technological Changes, Our Services Could Become Obsolete and We Could Lose Customers.

         If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services, or if new industry standards and practices emerge, our existing Web site and proprietary technology and systems may become obsolete. To develop our Web site and technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our technology to meet customer requirements or emerging industry standards.

Intellectual Property Claims Against Us Can Be Costly and Could Impair Our Business.

         Other parties may assert infringement or unfair competition claims against us. We cannot predict whether they will do so, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. Further, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

If the Protection of Our Trademarks and Proprietary Rights is Inadequate, Our Brand and Reputation Could Be Impaired and We Could Lose Customers.

         The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. In April and in May 1999, we filed applications with the United States Patent and Trademark Office for registration of the trademarks "ASHFORD" and "Ashford.com" for multiple classes of goods. In September 1999, we filed applications with the United States Patent and Trademark Office for registration of the Ashford.com design mark and the stylized "A" design mark for multiple classes of goods. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

The Loss of the Services of One or More of Our Key Personnel, or Our Failure to Attract, Assimilate and Retain Other Highly Qualified Personnel in the Future, Could Disrupt Our Operations and Result in Loss of Net Sales.

         Our future performance will depend on the continued services of our management and key personnel and the ability to attract additional management and key personnel. The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Several of our senior management joined us in the last twelve months, including our Chief Executive Officer, Chief Financial Officer, Vice President of Marketing, Vice President of Business Development, Vice President of Merchandising and Vice President, General Counsel and Secretary. Our future success depends on these officers effectively working together with our original management team. Our relationships with these officers and key employees are at will and none of our officers or key employees is bound by an employment agreement for any specific term. We currently have key person life insurance policies covering Kenneth E. Kurtzman and James H. Whitcomb, Jr. While the proceeds of these policies might assist us in recruiting executive officers, the proceeds would not address the potential disruption to our business of recruiting and integrating new senior management.

We May Not Achieve Expected Benefits of Any Investments or Acquisitions That We Complete.

         As we identify appropriate opportunities, we intend to make acquisitions of or investments in complementary companies, products or technologies. We may not correctly identify or realize the anticipated benefits of any acquisition or investment. For example, we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. Acquisitions may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key personnel of acquired companies may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Further, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company's assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms, or at all. Equity issuances could be dilutive to our existing stockholders or us.

Consumer Demand for Our Products and Services Would Decrease if the Software, Computer Technology and Other Systems We Use Are Not Year 2000 Compliant.

         Any failure of our material systems, our suppliers' material systems or the Internet to be year 2000 compliant would materially impact our operating expenses and sales. Other consequences would include difficulties in operating our Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business. The cost of developing and implementing a plan, if necessary, could be material. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services, our net sales and our gross profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

Executive Officers, Directors and Entities Affiliated with Them Have Substantial Control over Ashford.com which Could Delay or Prevent a Change in Our Corporate Control Favored by Our Other Stockholders.

         Executive officers, directors and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

It May Be Difficult for a Third Party to Acquire Us Even if Doing So Would Be Beneficial to Our Stockholders.

         Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In particular, our certificate of incorporation provides for a board of directors that is divided into three classes which may issue preferred stock without any stockholder action. Our certificate of incorporation also does not allow stockholders to act by written consent or for cumulative voting in the election of directors. In addition, Section 203 of the Delaware General Corporation Law places restrictions on business combinations with interested stockholders.

RISKS RELATED TO OUR INDUSTRY

We Depend on Increasing Use of the Internet and on the Growth of Online
Commerce.

         Our future revenues substantially depend upon the increased acceptance and use of the Internet and other online services as a medium of commerce. Rapid growth in the use of the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt, and/or continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

         In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally.

         Our business, financial condition and results of operations would be seriously harmed if:

         o use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected;

         o the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur;

         o the Internet, the Web and other online services do not become a viable commercial marketplace; or

         o traffic to our Web site decreases or fails to increase as expected or if we spend more than we expect to attract visitors to our Web site.

If We Are Unable to Acquire the Necessary Web Domain Names, Our Brand and Reputation Could Be Damaged and We Could Lose Customers.

         We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand, which could damage our brand and reputation and take customers away from our Web site. We currently hold the "Ashford.com," "newwatch.com," "sunglasses.com" and "TimeZone.com" domain names and may seek to acquire additional domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. The changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

We May Need to Change the Manner in Which We Conduct Our Business if Government Regulation Increases.

         The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the Internet. In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. For instance, we may need to spend time and money revising the process by which we fulfill customer orders to ensure that each shipment complies with applicable laws. We may need to hire additional personnel to monitor our compliance with applicable laws. We may also need to modify our software to further protect our customers' personal information.

We May Be Subject to Liability for the Internet Content That We Publish.

         As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. If we face liability, then our reputation and our business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online companies. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we carry general liability insurance, our insurance currently does not cover claims of these types. We cannot be certain that we will be able to obtain insurance to cover the claims on reasonable terms or that it will be adequate to indemnify us for all liability that may be imposed on us. Any imposition of liability that is not covered by our insurance or is in excess of insurance coverage could decrease our gross profit.

Our Net Sales Could Decrease if We Become Subject to Sales or Other Taxes.

         If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Texas. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation could subject our shipments in other states to state sales taxes under current or future laws. If we become obligated to collect sales taxes, we will need to update our system that processes customer orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase our operating expenses. In addition, our customers may be discouraged from purchasing products from us because they have to pay sales tax, causing our net sales to decrease. As a result, we may need to lower prices to retain these customers.

Risks Related to Securities Markets We May Be Unable to Meet Our Future Capital Requirements.

         We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We have sufficient funds for our anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, we may need to raise additional funds.

Our Common Stock Price May Be Volatile, which Could Result In Substantial Losses for Individual Stockholders.

         The market price for our common stock may become highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

         o actual or anticipated variations in our quarterly operating results;

         o announcements of technological innovations or new products or services by us or our competitors;

         o    changes in financial estimates by securities analysts;

         o conditions or trends in the Internet and/or online commerce industries;

         o changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

         o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         o    additions or departures of key personnel;

         o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

         o    potential litigation.

         In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock.

If Our Stock Price Becomes Volatile, We Could Face a Securities Class Action Lawsuit.

         In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause our stock price to fall.

30,614,429, Or 83%, of Our Total Outstanding Shares is Restricted from Immediate Resale but May Be Sold into the Market in the Near Future. This Could Cause the Market Price of Our Common Stock to Drop Significantly, even if Our Business Is Doing Well.

         We have outstanding 36,864,429 shares of common stock. 30,614,429 shares of our total outstanding shares are available for resale in the public market from time to time beginning 180 days after September 23, 1999. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Some Shares in Our Initial Public Offering May Have Been Offered or Sold in Violation of the Securities Act of 1933.

         Prior to the effectiveness of the registration statement covering the shares of our common stock, Deutsche Banc Alex. Brown provided written materials to approximately 485 persons that we had designated as potential purchasers of up to 437,500 shares of common stock in the offering through a directed share program. These materials may constitute a prospectus that does not meet the requirements of the Securities Act of 1933.

         If the distribution of these materials by Deutsche Banc Alex. Brown did constitute a violation of the Securities Act of 1933, the recipients of these materials who purchased common stock in the offering through the directed share program would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue us for damages resulting from their purchase of common stock. These damages could total up to approximately $5.7 million, plus interest, based on the initial public offering price of $13.00 per share, if these investors seek recovery or damages after an entire loss of their investment. If this occurs, our business, results of operations and financial condition would be harmed.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         We are, and from time to time may be, involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would materially adversely affect us.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits under Item 601 of Regulation S-K

Exhibit
Number            Description
-------           -----------
 2.1**            Option Agreement dated August 17, 1999 by and between the
                  Company and Power Reserve, Inc. and Richard E. Paige
 2.2**            Asset Acquisition Agreement dated October 26, 1999 by and
                  between the Company and Power Reserve, Inc.
 2.3**            Asset Acquisition Agreement dated October 26, 1999 by and
                  between the Company and Richard E. Paige
 3.1*             Amended and Restated Certificate of Incorporation of the
                  Company
 3.2*             By-laws of the Company
 4.1*             Amended and Restated Investor Rights Agreement, dated July 9,
                  1999, among the Company and the investors and founders named therein
 4.2*             Specimen Certificate of the Company's common stock
 4.3              See Exhibit 3.1 for provisions of the Company's Amended and
                  Restated Articles of Incorporation defining the rights of the holders of common stock
 4.4              See Exhibit 3.2 for provisions of the Company's By-laws
                  defining the rights of holders of common stock
 10.1*            Form of Indemnification Agreement entered into between the
                  Company and its directors and officers
 10.2*            1998 Stock Incentive Plan
 10.3*            1999 Equity Incentive Plan
 10.4*            1999 Employee Stock Purchase Plan
 10.5*            Watch Merchant Program Advertising and Promotion Agreement
                  dated February 26, 1996 between the Company and Yahoo!, Inc.
 10.6*            Office Lease dated July, 1999 between the Company and Crescent
                  Real Estate Funding III, L.P.
 10.7*            Employment Agreement dated May 10, 1999 between the
                  Registrant and Kenneth E. Kurtzman
 10.8*            Employment Agreement dated November 28, 1998 between the
                  Registrant and James H. Whitcomb, Jr.
 10.9*            Fashion Accessories Program Advertising and Promotion
                  Agreement dated August 11, 1999 between the Registrant and
                  Yahool, Inc.
 10.10*           Advertising Agreement dated July 30, 1999 between Registrant and America Online, Inc.
 10.11*           Credit Agreement dated August 9, 1999 between the Registrant and Chase Bank of Texas, National Association
 21.1*            List of Subsidiaries of the Registrant
 23.2*            Consent of Gunderson Dettmer Stough Villeneuve Franklin &
                  Hachigian, LLP, counsel to the Company
 24.1*            Power of Attorney
 27.1*            Financial Data Schedule
 99.1**           Text of Press Release dated October 27, 1999

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).
** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

                  (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1999. Report on Form 8-K/A filed on November 12, 1999 containing (i) the Option Agreement dated August 17, 1999 between the Company and Power Reserve, Inc. and Richard E. Paige, (ii) the Asset Acquisition Agreement date October 26, 1999 between the Company and Power Reserve, Inc. and (iii) the Asset Acquisition Agreement dated October 26, 1999 between the Company and Richard E. Paige and text of press release dated October 27, 1999, announcing that the Company acquired the TimeZone.com and paris1925.com Internet domain names as well as the related trademarks and content in exchange for $940,000 cash and 332,500 shares of the Company 's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999                        ASHFORD.COM, INC.



                                                By: /s/ David F. Gow
                                                    ---------------------------
                                                    David F. Gow
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
 2.1**            Option Agreement dated August 17, 1999 by and between the
                  Company and Power Reserve, Inc. and Richard E. Paige
 2.2**            Asset Acquisition Agreement dated October 26, 1999 by and
                  between the Company and Power Reserve, Inc.
 2.3**            Asset Acquisition Agreement dated October 26, 1999 by and
                  between the Company and Richard E. Paige
 3.1*             Amended and Restated Certificate of Incorporation of the
                  Company
 3.2*             By-laws of the Company
 4.1*             Amended and Restated Investor Rights Agreement, dated July 9,
                  1999, among the Company and the investors and founders named therein
 4.2*             Specimen Certificate of the Company's common stock
 4.3              See Exhibit 3.1 for provisions of the Company's Amended and
                  Restated Articles of Incorporation defining the rights of the holders of common stock
 4.4              See Exhibit 3.2 for provisions of the Company's By-laws
                  defining the rights of holders of common stock
 10.1*            Form of Indemnification Agreement entered into between the
                  Company and its directors and officers
 10.2*            1998 Stock Incentive Plan
 10.3*            1999 Equity Incentive Plan
 10.4*            1999 Employee Stock Purchase Plan
 10.5*            Watch Merchant Program Advertising and Promotion Agreement
                  dated February 26, 1996 between the Company and Yahoo!, Inc.
 10.6*            Office Lease dated July, 1999 between the Company and Crescent
                  Real Estate Funding III, L.P.
 10.7*            Employment Agreement dated May 10, 1999 between the
                  Registrant and Kenneth E. Kurtzman
 10.8*            Employment Agreement dated November 28, 1998 between the
                  Registrant and James H. Whitcomb, Jr.
 10.9*            Fashion Accessories Program Advertising and Promotion
                  Agreement dated August 11, 1999 between the Registrant and
                  Yahool, Inc.
 10.10*           Advertising Agreement dated July 30, 1999 between Registrant and America Online, Inc.
 10.11*           Credit Agreement dated August 9, 1999 between the Registrant and Chase Bank of Texas, National Association
 21.1*            List of Subsidiaries of the Registrant
 23.2*            Consent of Gunderson Dettmer Stough Villeneuve Franklin &
                  Hachigian, LLP, counsel to the Company
 24.1*            Power of Attorney
 27.1*            Financial Data Schedule
 99.1**           Text of Press Release dated October 27, 1999

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).
** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.