Form 10-Q
period 1999-12-31
ASHFORD COM INC
filed 2000-02-14
CIK 1089909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999


                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-27357

                                ASHFORD.COM, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     76-0617905
        (State or other jurisdiction                        (I.R.S. Employer
                    of                                   Identification Number)
        incorporation or organization)


                        3800 BUFFALO SPEEDWAY, SUITE 400
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)

                              --------------------

                                 (713) 369-1300
              (Registrant's telephone number, including area code)

                              --------------------

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

               (1)    Yes          [X]          No
                               ----------           -----------

               (2)    Yes                       No      [X]
                               ----------           -----------

         As of December 31, 1999 there were 44,625,596 shares of the Company's common stock outstanding.



================================================================================

                                ASHFORD.COM, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        CONSOLIDATED FINANCIAL INFORMATION                                                                PAGE
                                                                                                                 ----


ITEM 1.       Consolidated Financial Statements................................................................  3

              Consolidated Balance Sheets at December 31, 1999 and March 31, 1999..............................  3

              Consolidated Statements of Operations for the three and nine months ended
              December 31, 1999 and 1998 ......................................................................  4

              Consolidated Statements of Cash Flows for the nine months ended December
              31, 1999 and 1998 ...............................................................................  5

              Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations....................................................................................  8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk....................................... 14


PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings................................................................................ 26

ITEM 6.       Exhibits and Reports on Form 8-K................................................................. 26

SIGNATURES .................................................................................................... 28

PART I.          CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                ASHFORD.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                December 31,   March 31,
                                                                                    1999         1999
                                                                               -------------  -----------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  60,296      $     893
   Certificate of deposit                                                             100            100
   Accounts receivable                                                              7,915            136
   Merchandise inventory                                                           24,789          3,273
   Prepaids and other                                                             104,985            453
                                                                                ---------      ---------
     Total current assets                                                         198,085          4,855

Property and equipment, net of accumulated depreciation of $546 and $49 at
   December 31, 1999 and March 31, 1999, respectively                               5,050            253
Other assets                                                                       10,512             --
                                                                                ---------      ---------
Total assets                                                                    $ 213,647      $   5,108
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   3,534      $     977
   Accrued liabilities                                                              2,603            322
   Note payable                                                                        --          1,000
                                                                                ---------      ---------
     Total current liabilities                                                      6,137          2,299
                                                                                ---------      ---------

Other long-term liabilities                                                            83             --

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.001 par value per share, no shares authorized, issued or outstanding at December 31, 1999; 19,166,250 shares authorized,
   9,500,000 shares issued and outstanding at March 31, 1999                           --              9
Preferred stock, $.001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 1999; no shares
   authorized, issued or outstanding at March 31, 1999                                 --             --
Common stock, $.001 par value per share, 54,150,000 shares authorized,
   44,625,596 and 10,687,500 shares issued and outstanding at
   December 31, 1999 and March 31, 1999, respectively                                  45             11
Additional paid-in capital                                                        256,718          4,467
Subscription receivable                                                              (780)            --
Deferred compensation                                                             (16,522)          (414)
Accumulated deficit                                                               (32,034)        (1,264)
                                                                                ---------      ---------
   Total stockholders' equity                                                     207,427          2,809
                                                                                ---------      ---------
Total liabilities and stockholders' equity                                      $ 213,647      $   5,108
                                                                                =========      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three months ended      Nine months ended
                                                           December 31,           December 31,
                                                      --------------------    --------------------
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Net sales                                             $ 20,104    $  2,370    $ 28,127    $  3,464
Cost of sales                                           16,473       1,998      23,118       2,929
                                                      --------    --------    --------    --------
Gross profit                                             3,631         372       5,009         535
Operating expenses:
   Marketing and sales                                  16,140         260      24,148         364
   General and administrative                            4,562         261       8,220         404
   Depreciation and amortization                         1,800          --       2,284          --
   Amortization of deferred compensation                 1,290          --       3,015          --
                                                      --------    --------    --------    --------
     Total operating expenses                           23,792         521      37,667         768
                                                      --------    --------    --------    --------
Loss from operations                                   (20,161)       (149)    (32,658)       (233)
Interest income (expense), net                           1,123          (4)      1,888          (4)
                                                      --------    --------    --------    --------
Net loss                                              $(19,038)   $   (153)   $(30,770)   $   (237)
                                                      ========    ========    ========    ========

Net loss per share, basic and diluted                 $  (0.51)   $  (0.01)   $  (1.45)   $  (0.02)
                                                      ========    ========    ========    ========

Pro forma net loss per share, basic and diluted (2)   $  (0.51)   $  (0.01)   $  (0.97)   $  (0.02)
                                                      ========    ========    ========    ========

Shares used to compute net loss per share:
   Basic and diluted (1)                                37,198      10,688      21,275      10,688
   Pro forma basic and diluted (2)                      37,198      13,579      31,762      11,574


(1) Includes shares associated with the conversion of preferred stock into common stock as of the closing of the Company's initial public offering. See Note 3.

(2) Includes shares associated with the conversion of preferred stock into common stock as if the conversion occurred on April 1, 1998. See Note 3.


        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Nine months ended
                                                                       December 31,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (30,770)   $    (237)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                      2,284           --
   Amortization of deferred compensation                              3,015           --
   Compensation expense related to issuance of common stock              --           54
   Changes in assets and liabilities:
     Accounts receivable                                             (7,779)        (102)
     Merchandise inventory                                          (21,516)      (1,172)
     Prepaids and other                                              (9,921)         (23)
     Other assets                                                      (112)          --
     Accounts payable                                                 2,557          751
     Accrued liabilities                                              2,284          161
                                                                  ---------    ---------
       Net cash used in operating activities                        (59,958)        (568)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (5,340)         (98)
   Internet domain and other intagible asset purchases               (4,351)          --
                                                                  ---------    ---------
       Net cash used in investing activities                         (9,691)         (98)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering                         73,648           --
   Proceeds from issuance of common stock                            10,000            2
   Issuance of Series B preferred stock                              29,100           --
   Issuance of Series C preferred stock                              16,304        3,245
   Proceeds from notes payable                                           --          755
                                                                  ---------    ---------
       Net cash provided by financing activities                    129,052        4,002
                                                                  ---------    ---------
   Net increase in cash and cash equivalents                         59,403        3,336
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  893           --
                                                                  ---------    ---------
   End of period                                                  $  60,296    $   3,336
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock in connection with
     marketing agreement                                             94,611           --
   Issuance of common stock and warrants in
     connection with Internet domain and other
     intangible asset purchases                                       7,712           --

        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form S-1 Registration Statement declared effective September 22, 1999. Results for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

2.   SIGNIFICANT ACQUISITIONS

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

         In January 2000, the Company entered into a merger agreement (the "Agreement") with an online fragrance retailer. In connection with the Agreement, the Company paid an aggregate purchase price of $5.0 million representing $739,000 of cash and 330,354 shares of the Company's common stock. The principal assets received include an Internet domain name and related trademarks, inventory and other tangible and intangible assets related to Internet retail operations. The Agreement further provides that the Company will issue up to an additional 736,514 shares of its common stock to the Internet retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the Agreement. This acquisition will be accounted for using the purchase method.

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

     Issuance of Common Stock

         In December 1999, the Company sold 707,964 shares of its common stock to a leading online retailer for $10.0 million in cash. The Company also issued an additional 6,698,664 shares of its common stock to the online retailer in exchange for advertising placements targeted at the online retailer's customer base with the intent of delivering new customers to the Company (the "Advertising Placements"). The fair market value of the shares issued in connection with the Advertising Placements, totaling $94.6 million, has been recorded as prepaids and other current assets in the accompanying consolidated balance sheet at December 31, 1999 and will be amortized over the one-year term of the agreement.

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

         The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Numerator:
   Net loss                                       $(19,038)  $   (153)   $(30,770)   $   (237)

Denominator:
   Weighted average shares                          37,198     10,688      21,275      10,688
                                                  --------   --------    --------    --------
   Denominator for basic and diluted
     calculation                                    37,198     10,688      21,275      10,688
   Series A convertible preferred stock                 --      2,891       6,011         967
   Series B convertible preferred stock                 --         --       4,082          --
   Series C convertible preferred stock                 --         --         394          --
                                                  --------   --------    --------    --------
   Denominator for pro forma calculation            37,198     13,579      31,762      11,655

Net loss per share, basic and diluted             $  (0.51)  $  (0.01)   $  (1.45)   $  (0.02)
                                                  ========   ========    ========    ========

Pro forma net loss per share, basic and diluted   $  (0.51)  $  (0.01)   $  (0.97)   $  (0.02)
                                                  ========   ========    ========    ========

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 22, 1999 (Reg. No. 333-82759).

OVERVIEW

         We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. Accordingly, the results for the 1999 fiscal year are the same as those for the period from our inception through March 31, 1999. We initially focused exclusively on the sale of new and vintage watches, which accounted for approximately 70% of net sales for the quarter ended December 31, 1999. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1998. Our net sales totaled $5.9 million for the fiscal year ended March 31, 1999 compared to $20.1 million for the quarter ended December 31, 1999 and $28.1 million for the nine months ended December 31, 1999. Our cost of sales and operating expenses have increased significantly since inception. Cost of sales totaled $16.5 million during the quarter ended December 31, 1999. Total operating expenses, excluding non-cash items, totaled $20.7 million in the quarter ended December 31, 1999. This trend reflects increased product costs associated with net sales growth and additional marketing and sales costs to attract new customers and build brand awareness. In addition, general and administrative expenses continue to increase in connection with our expansion into new product categories and increased headcount. The increase in general and administrative expense is also attributable to our continued expansion of our Web site and associated systems to manage our growth in revenue and process customer orders and payments.

         The market for luxury and premium products is highly seasonal, with a disproportionate amount of net sales occurring during the fourth calendar quarter. Although less significant, seasonal sales periods occur in May and June due to graduation gift giving, Mother's Day and Father's Day. We expect that these trends will continue in future periods. In addition, since a disproportionate amount of our net sales are realized during the fourth calendar quarter, we significantly increased our purchases of inventory during and in advance of the current quarter. Accordingly, our accounts payable and inventory levels are at high levels at quarter end. Our gross margin was 14% for the fiscal year ended March 31, 1999 and 18% for the three and nine months ended December 31, 1999, respectively. Our gross margin will fluctuate in future periods based on factors such as:

o   product sales mix;

o   the mix of direct and indirect sources of inventory;

o   pricing strategy;

o   promotional activities;

o   inventory management; and

o   inbound and outbound shipping costs.

         We have incurred net losses of $1.3 million for the fiscal year ended March 31, 1999, $19.0 million for the quarter ended December 31, 1999 and $30.8 million for the nine months ended December 31, 1999. We expect our net losses to increase and to generate negative cash flows for the foreseeable future. We expect operating expenses and net losses will continue to rise as we pursue an aggressive marketing and advertising campaign to attract new customers and build our brand identity, develop new strategic partnerships, invest in new operational and customer service infrastructure and recruit additional employees.

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

RESULTS OF OPERATIONS

         In the following table, we show certain unaudited statement of operations data both in absolute dollars and as a percentage of net sales for the three months and nine months ended December 31, 1999 and 1998, respectively. In the opinion of management, the unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The operating results for any period are not necessarily indicative of the operating results for any future period.

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  DECEMBER 31,              DECEMBER 31,
                                             --------     --------     --------     --------
                                               1999         1998         1999         1998
                                             --------     --------     --------     --------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                                    $ 20,104     $  2,370     $ 28,127     $  3,464
Cost of sales                                  16,473        1,998       23,118        2,929
                                             --------     --------     --------     --------
Gross profit                                    3,631          372        5,009          535
Operating expenses:
   Marketing and sales                         16,140          260       24,148          364
   General and administrative                   4,562          261        8,220          404
   Depreciation and amortization                1,800           --        2,284           --
   Amortization of deferred compensation        1,290           --        3,015           --
                                             --------     --------     --------     --------
Total operating expenses                       23,792          521       37,667          768
                                             --------     --------     --------     --------
Loss from operations                          (20,161)        (149)     (32,658)        (233)
Interest income (expense), net                  1,123           (4)       1,888           (4)
                                             --------     --------     --------     --------
Net loss                                     $(19,038)    $   (153)    $(30,770)    $   (237)
                                             ========     ========     ========     ========

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  DECEMBER 31,              DECEMBER 31,
                                             --------     --------     --------     --------
                                               1999         1998         1999         1998
                                             --------     --------     --------     --------
AS PERCENTAGE OF NET SALES:
Net sales                                         100%         100%         100%         100%
Cost of sales                                      82%          84%          82%          85%
                                             --------     --------     --------     --------
Gross profit                                       18%          16%          18%          15%
Operating expenses:
   Marketing and sales                             80%          11%          86%          11%
   General and administrative                      23%          11%          29%          12%
   Depreciation and amortization                    9%           0%           8%           0%
   Amortization of deferred compensation            6%           0%          11%           0%
                                             --------     --------     --------     --------
Total operating expenses                          118%          22%         134%          22%
                                             --------     --------     --------     --------
Loss from operations                             (100)%         (6)%       (116)%         (7)%
Interest income (expense), net                      6%           0%           7%           0%
                                             --------     --------     --------     --------
Net loss                                          (95)%         (6)%       (109)%         (7)%
                                             ========     ========     ========     ========

NET SALES

         Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased from $2.4 million during the quarter ended December 31, 1998 to $20.1 million during the quarter ended December 31, 1999 and from $3.5 million during the nine months ended December 31, 1998 to $28.1 million during the nine months ended December 31, 1999. The growth in net sales is principally due to the general increase in holiday season spending, increased site traffic and awareness resulting from advertising expenditures and additional product offerings and availability that we financed through its convertible preferred and common stock offerings.

COST OF SALES

         Cost of sales consists primarily of the cost of products sold, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $372,000 to $3.6 million during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. Gross profit increased from $535,000 to $5.0 million during the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. Gross margin increased from 16% during the quarter ended December 31, 1998 to 18% during the quarter ended December 31, 1999 and from 15% during the nine months ended December 31, 1998 to 18% during the nine months ended December 31, 1999. The increase in gross margin is principally due to the addition of new product categories, the mix of products sold and abnormally low margins during the prior year resulting from start-up activities.

OPERATING EXPENSES

         Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, product distribution expenses and related employee salaries and benefits expenses. Our advertising is intended to build brand awareness, generate site traffic and increase overall sales. Marketing and sales expenses increased from approximately $260,000 during the quarter ended December 31, 1998 compared to $16.1 million for the quarter ended December 31, 1999. Marketing and sales expenses increased from $364,000 during the nine months ended December 31, 1998 to $24.1 million during the nine months ended December 31, 1999. The increase during the three and nine months ended December 31, 1999 is primarily due to incremental holiday season advertising expenditures of $9.2 and $12.2 million, respectively, related to television, magazine, newspaper and radio campaigns and incremental online advertising expenditures of $3.2 and $6.3 million, respectively, related to promotion agreements with Yahoo!, America Online and other providers.

         General and Administrative. General and administrative expenses include administrative employee salaries and benefits, professional fees, Web site maintenance, office lease expenses and other costs. General and administrative expenses increased to $4.6 million during the quarter ended December 31, 1999 compared to $261,000 during the quarter ended December 31, 1998 and to $8.2 million during the nine months ended December 31, 1999 compared to $404,000 during the nine months ended December 31, 1998. The increase during the quarter ended December 31, 1999 is primarily due to salary and benefits costs of $2.7 million related to increased staffing levels in operations, finance and development, incremental professional fees of $202,000 associated with technology and employment consultants and incremental operating expenses of $237,000 associated with office lease expenses. The increase during the nine months ended December 31, 1999 is primarily due to salary and benefits costs of $5.0 million related to increased staffing levels in operations, finance and development, incremental professional fees of $555,000 associated with technology and employment consultants and incremental operating expenses of $385,000 associated with office lease expenses.

         Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment as well amortization related to distribution and marketing agreements and certain other intangible assets. Depreciation and amortization expense was $1.8 million during the quarter ended December 31, 1999 and $2.3 million during the nine months ended December 31, 1999. The increase in expense is partially due to the amortization of Internet domain and other intangible asset purchases during the current year coupled with costs associated with the purchases of technology equipment beginning in the latter half of fiscal 1999 and continuing through the quarter ended December 31, 1999.

The increase also includes $849,000 and $1.1 million of amortization related to a number of distribution and marketing agreements with luxury brand owners and representatives entered into during the three and nine months ended December 31, 1999, respectively. The agreements are for periods up to twenty-four months and provide us with certain exclusive online distributor rights, allow us to utilize certain trademarks and images in connection its marketing and advertising activities and require us to fund certain marketing and advertising activities. In connection with the agreements, we have issued the brand owners and representatives warrants to purchase an aggregate of 474,930 shares of our common stock for a weighted average purchase price of $8.78 per share which are exercisable through November 2004. We have recorded approximately $4.1 million in deferred marketing expense during the nine months ended December 31, 1999 relating to these fully vested warrants representing the excess of the estimated fair value of the warrants on the date of grant over the purchase price.

Deferred marketing cost of $1.7 million, $1.9 million and $0.5 million will be amortized in fiscal 2000, 2001 and 2002, respectively, related to these warrants.

         During the quarter ended March 31, 1999, we recorded deferred stock compensation of $431,000 in connection with stock options granted during the period. Additional deferred compensation charges of $16.1 million and $3.0 million were recorded during the quarters ended June 30, 1999 and September 30, 1999, respectively, in connection with stock options granted during those periods. These amounts will be amortized to expense over the vesting periods of the applicable options, generally four years, which resulted in expense of $3.0 million for the nine months ended December 31, 1999. Amortization of the deferred compensation expense for each of the next five fiscal years is expected to be as follows:


        Year Ended                         Amount
----------------------------          ----------------
                                       (in thousands)

      March 31, 2000                  $        4,304
      March 31, 2001                           4,978
      March 31, 2002                           4,798
      March 31, 2003                           4,781
      March 31, 2004                             675

         Interest Income (Expense), Net. Interest income (expense), net consists of earnings on cash and cash equivalents net of interest expense on borrowings. The increase during the quarter and nine months ended December 31, 1999 is due to interest earned on cash balances resulting from our Series B and Series C convertible preferred stock offerings in April 1999 and July 1999, respectively, and interest earned on cash balances resulting from our initial public offering in late September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         General. We have financed its operations primarily through the private sales of convertible preferred stock, an initial public offering and a recent private sale of common stock. In April 1999, we sold $30.1 million of Series B convertible preferred stock, including the conversion of a $1.0 million note payable that was made in March 1999. In July 1999, we sold $16.3 million of Series C convertible preferred stock. In September 1999, we sold 6.25 million shares of common stock in connection with an initial public offering. Net of underwriting and other expenses, we realized proceeds of $73.6 million in connection with this offering. In December 1999, we sold 707,964 shares of our common stock to a leading online retailer for $10.0 million in cash. The proceeds from these offerings have generally been used to fund inventory purchases, marketing and advertising campaigns, employee salaries and equipment purchases.

         During the nine months ended December 31, 1999, net cash used in operating activities was $60.0 million. Net cash used in operating activities primarily consisted of increases in merchandise inventories, net losses, prepaid expenses and accounts receivable. These uses were partially offset by increases in accounts payable and accrued liabilities and non-cash charges for deferred compensation and depreciation and amortization.

         Advertising and Promotion Agreements. During the nine months ended December 31, 1999, we entered into a number of advertising and promotion agreements with several online service providers and retailers that provide for services such as the display of banner advertisements, an anchor spot on a prominent Internet retail Web page and the delivery of new customers to us. In connection with these agreements, we are obligated to make aggregate payments of $19.0 million, $11.4 million of which has been paid through December 31, 1999. Of the remaining amount, $2.0 million will be paid during the fourth fiscal quarter ending March 31, 2000 and $5.6 million will be paid during fiscal year 2001.

         Asset Purchases. During the nine months ended December 31, 1999, we made capital expenditures of approximately $5.3 million related to the purchase of computer and office equipment as well as leasehold improvements associated with new leased office and warehouse facilities.

         In August 1999, we entered into an option agreement to purchase two Internet domain names and related trademarks (the "Purchased Assets") from a product information Internet site (the "Option Agreement"). In connection with the Option Agreement, we paid $300,000 in cash upon execution of the Option Agreement for the exclusive right to acquire the Purchased Assets. In October 1999, we exercised its option to acquire the Purchased Assets. We paid an aggregate purchase price of $4.3 million representing $940,000 of cash (including the aforementioned payment in connection with the Option Agreement) and 332,500 shares of our common stock.

         In September 1999, we entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, we paid $1.6 million in cash upon execution for the domain name and related trademarks. The asset purchase agreement further provides that we will pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to us by the luxury goods retailer. The aggregate total of such cash consideration shall not exceed $160,000.

         In January 2000, we entered into a merger agreement (the "Agreement") with an online fragrance retailer. In connection with the Agreement, we paid an aggregate purchase price of $5.0 million representing $739,000 of cash and 330,354 shares of our common stock. The principal assets received include an Internet domain name and related trademarks, inventory and other tangible and intangible assets related to Internet retail operations. The Agreement further provides that we will issue up to an additional 736,514 shares of our stock to the Internet retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the Agreement.

         Credit Facility. In August 1999, we entered into a revolving credit agreement with a financial institution. The Revolving Credit Facility provides for borrowings of up to $5.0 million for working capital needs under a revolving line of credit, the availability of which equals 50% of available merchandise inventory, as defined in the agreement. The Revolving Credit Facility expires in August 2000 and bears interest at the prime rate. Commitment fees equal to 0.33% per annum are payable on the unused portion of the facility. At December 31, 1999, there are no amounts outstanding under the Revolving Credit Facility.

YEAR 2000 UPDATE

The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements.

Through the first month of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on us, we continue to monitor the Year 2000 compliance of our internal systems. Undetected errors in our internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We operate in a rapidly changing environment that involves a number of risks, some of which are beyond the our control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 22, 1999 (Reg. No. 333-82759).

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

If We Are Unable to Purchase or Continue to Purchase Products, Particularly Watches, Directly from the Brand Owners, Our Net Sales Could Decrease.

Approximately 66% of all units sold during the quarter ended December 31, 1999 were purchased directly from the brand owners. We are negotiating with some of the remaining brand owners to purchase those brands directly, in all product categories. We believe that purchasing directly from the brand owners will provide us with a more predictable supply of products, as well as a lower cost of goods. As a result, we believe that part of our success is contingent on attaining or maintaining our ability to buy directly from the brand owners. If we lose our ability to buy directly from the brand owners, our net sales or margins may decrease.

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

In the luxury goods market, a product or fashion style periodically becomes intensely popular. From time to time, we may have trouble obtaining sufficient product allocations of particularly popular brands. In addition, we believe that some of our suppliers may establish their own online retailing efforts, which may impact our ability to get sufficient product allocations from suppliers. In several cases, the brands that we wish to carry have delayed establishing a relationship with us until they have their own Web site up and running. In other cases, the brand owners distribute only a small amount of product and rely partially on the scarcity of that product to provide a merchandising mystique. It is unlikely that we will obtain products for our Web site from brands who follow the scarcity mystique, and there is no assurance that we will actually obtain relationships within all sectors that we have planned to offer. Therefore, we do not have a predictable or guaranteed supply of products.

Because We Carry Almost All of the Products We Sell in Inventory, if We Are Unable to Accurately Predict and Plan for Changes in Consumer Demand Our Net Sales and Gross Margins May Decrease.

At December 31, 1999, we held approximately $24.8 million of products in inventory and we expect this number will increase in the future in order to support possible higher sales levels. As a result, the rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

If We Are Unable to Acquire the Necessary Web Domain Names, Our Brand and Reputation Could Be Damaged and We Could Lose Customers.

We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand, which could damage our brand and reputation and take customers away from our Web site. We currently hold, among others, the "Ashford.com," "newwatch.com," "sunglasses.com", "TimeZone.com", "Paris1925.com" and "Jasmin.com" domain names and may seek to acquire additional domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. The changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

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

30,614,429, Or 69%, of Our Total Outstanding Shares is Restricted from Immediate Resale but May Be Sold into the Market in the Near Future. This Could Cause the Market Price of Our Common Stock to Drop Significantly, even if Our Business Is Doing Well.

We have outstanding 44,625,596 shares of common stock. 30,614,429 shares of our total outstanding shares are available for resale in the public market from time to time beginning 180 days after September 23, 1999. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

  Exhibit
   Number         Description

   2.1** Option Agreement dated August 17, 1999 by and between the Company and Power Reserve, Inc. and Richard E. Paige

   2.2** Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Power Reserve, Inc.

   2.3** Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige

   2.4*** Agreement and Plan of Reorganization dated as of January 14, 2000 by and among the Company, Ashford-Jasmin Fragrance Company and Jasmin.com Corporation

   3.1*           Amended and Restated Certificate of Incorporation of the
                  Company

   3.2*           By-laws of the Company

   4.1* Amended and Restated Investor Rights Agreement, dated July 9, 1999, among the Company and the investors and founders named therein

   4.2*           Specimen Certificate of the Company's common stock

   4.3 See Exhibit 3.1 for provisions of the Company's Amended and Restated Certificate of Incorporation defining the rights of the holders of common stock

   4.4 See Exhibit 3.3 for provisions of the Company's By-laws defining the rights of holders of common stock

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

   10.3*          1999 Equity Incentive Plan

   10.4*          1999 Employee Stock Purchase Plan

   10.5* Watch Merchant Program Advertising and Promotion Agreement dated February 26, 1996 between the Company and Yahoo!, Inc.

   10.6* Office Lease dated July, 1999 between the Company and Crescent Real Estate Funding III, L.P.

   10.7* Employment Agreement dated May 10, 1999 between the Company and Kenneth E. Kurtzman

   10.8* Employment Agreement dated November 28, 1998 between the Company and James H. Whitcomb Jr.

   10.9* Fashion Accessories Program Advertising and Promotion Agreement dated August 11, 1999 between the Company and Yahoo!, Inc.

   10.10* Advertising Agreement dated July 30, 1999 between the Company and America Online, Inc.

   10.11* Credit Agreement dated August 9, 1999 between the Company and Chase Bank of Texas, National Association

   10.12****      Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc. and Amazon.com Advertising
                  Services NV, Inc.

   23.2* Consent of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, counsel to the Company

   24.1*          Power of Attorney

   27.1*          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).

** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

*** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on February 1, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on December 15, 1999.

             (b) Reports on Form 8-K

                 Report on Form 8-K/A filed on November 12, 1999 containing (i) the Option Agreement dated August 17, 1999 between the Company and Power Reserve, Inc. and Richard E. Paige, (ii) the Asset Acquisition Agreement date October 26, 1999 between the Company and Power Reserve, Inc., (iii) the Asset Acquisition Agreement dated October 26, 1999 between the Company and Richard E. Paige and text of press release dated October 27, 1999, announcing that the Company acquired the TimeZone.com and paris1925.com Internet domain names as well as the related trademarks and content in exchange for $940,000 cash and 332,500 shares of the Company 's common stock.

                 Report on Form 8-K filed on December 15, 1999 containing (i) the Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc. and Amazon.com Advertising Services NV, Inc. (together "Amazon") and (ii) the text of press release dated December 1, 1999, announcing that the Company had entered into a marketing initiative and a strategic alliance with Amazon and that Amazon had made a minority investment in the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000                   ASHFORD.COM, INC.



                                          By: /s/ David F. Gow
                                              ----------------------------------
                                              David F. Gow
                                              Chief Financial Officer

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

   2.1**          Option Agreement dated August 17, 1999 by and between the
                  Company and Power Reserve, Inc. and Richard E. Paige

   2.2** Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Power Reserve, Inc.

   2.3** Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige

   2.4***         Agreement and Plan of Reorganization dated as of January 14,
                  2000 by and among the Company, Ashford-Jasmin Fragrance
                  Company and Jasmin.com Corporation

   3.1*           Amended and Restated Certificate of Incorporation of the
                  Company

   3.2*           By-laws of the Company

   4.1*           Amended and Restated Investor Rights Agreement, dated July 9,
                  1999, among the Company and the investors and founders named therein

   4.2*           Specimen Certificate of the Company's common stock

   4.3            See Exhibit 3.1 for provisions of the Company's Amended and
                  Restated Certificate of Incorporation defining the rights of the holders of common stock

   4.4 See Exhibit 3.3 for provisions of the Company's By-laws defining the rights of holders of common stock

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

   10.3*          1999 Equity Incentive Plan

   10.4*          1999 Employee Stock Purchase Plan

   10.5* Watch Merchant Program Advertising and Promotion Agreement dated February 26, 1996 between the Company and Yahoo!, Inc.

   10.6*          Office Lease dated July, 1999 between the Company and Crescent
                  Real Estate Funding III, L.P.

   10.7* Employment Agreement dated May 10, 1999 between the Company and Kenneth E. Kurtzman

   10.8*          Employment Agreement dated November 28, 1998 between the
                  Company and James H. Whitcomb Jr.

   10.9*          Fashion Accessories Program Advertising and Promotion
                  Agreement dated August 11, 1999 between the Company and
                  Yahoo!, Inc.

   10.10* Advertising Agreement dated July 30, 1999 between the Company and America Online, Inc.

   10.11*         Credit Agreement dated August 9, 1999 between the Company and
                  Chase Bank of Texas, National Association

   10.12****      Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc. and Amazon.com Advertising
                  Services NV, Inc.

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

   24.1*          Power of Attorney

   27.1*          Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).

** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

*** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on February 1, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on December 15, 1999.