Form 10-K
period 2000-03-31
ASHFORD COM INC
filed 2000-06-27
CIK 1089909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBER 000-27357

                                ASHFORD.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     76-0617905
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


                        3800 Buffalo Speedway, Suite 400
                              Houston, Texas 77098
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 369-1300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 31, 2000 was $51,142,205.

The number of shares of common stock outstanding as of May 31, 2000 was 44,972,588.

                       Documents Incorporated by Reference

Certain sections of the Registrant's definitive proxy statement filed in connection with its annual meeting of stockholders to be held on July 27, 2000 are incorporated by reference into Part III of this Form 10-K where indicated.

Certain exhibits and appendices filed with the Registration Statement on Form S-1 (File No. 333-82759), as amended, are incorporated by reference into Part IV of this Form 10-K where indicated.

                                ASHFORD.COM, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business......................................................   pg.  2

Item 2.  Properties....................................................   pg. 19

Item 3.  Legal Proceedings.............................................   pg. 19

Item 4.  Submission of Matters to a Vote of Security Holders...........   pg. 19

Item 4A. Executive Officers of the Registrant..........................   pg. 20

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters...........................................   pg. 22

Item 6.  Selected Consolidated Financial Data..........................   pg. 23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   pg. 24

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   pg. 27

Item 8.  Financial Statements and Supplementary Data...................   pg. 27

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure......................................   pg. 27

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............   pg. 28

Item 11. Executive Compensation........................................   pg. 28

Item 12. Security Ownership of Certain Beneficial Owners and Management   pg. 28

Item 13. Certain Relationships and Related Transactions................   pg. 28

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K......................................................   pg. 29

                                     PART I

                                ITEM 1. BUSINESS

      The discussion in this Report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 22, 1999 (Reg. No. 333-82759).

COMPANY OVERVIEW

      We are a Web-based retailer focused on luxury and premium products, including new and vintage watches, clocks, diamonds, jewelry, leather goods, writing instruments, fragrances, sunglasses, ties and scarves, altogether offering more than 14,000 styles of products from over 350 leading luxury brands. During the past year we have rapidly expanded our primary product focus from offering only new watches to offering 11 different product categories. Our strategy has been to add complementary products to create a portfolio that combines items purchased frequently, such as leather and sunglasses, with higher priced items purchased less frequently, such as watches and diamonds. In March 2000, we launched our corporate gifts business which offers an additional 800 luxury products in new categories such as crystal, silver and pewter that are targeted to the corporate market. By combining our expertise in luxury products and our commitment to excellent customer service with the benefits of Internet retailing, we are able to deliver a unique shopping experience to consumers. We believe that our current luxury and premium product offerings are well suited for online commerce given brand recognition, generally high average sales prices and relatively low average distribution and shipping costs.

      Our Web site features detailed product information, helpful and useful shopping services and innovative merchandising through easy-to-navigate Web pages. We offer customers the convenience and flexibility of shopping 24 hours a day, seven days a week, from their homes, offices or other locations. In addition, we carry almost all of the products we sell in inventory, which enables us to ship most products to our customers within 24 hours. Our customer service representatives are available through phone, e-mail and an online chat service and are trained to answer a broad array of questions regarding product styles, features and technical specifications, as well as provide product recommendations. This informative and high-quality shopping experience provides luxury brand owners a Web-based retail channel consistent with the luxury character and premium quality of their products.

INDUSTRY OVERVIEW

GROWTH OF THE INTERNET AND ONLINE COMMERCE

      Internet usage and online commerce continue to grow worldwide. International Data Corporation, or IDC, estimates that there were 142 million Web users worldwide at the end of 1998. IDC anticipates that number will grow to approximately 502 million users by the end of 2003. IDC also estimates that revenue generated worldwide from online commerce will exceed $1.3 trillion by 2003, although growth rates for online commerce for luxury and premium products and the growth rate for our business may differ significantly from the growth of online commerce generally. These projected growth rates can be attributed to many factors, including:

      o a large and growing installed base of personal computers and other Internet-connected devices in the workplace and home;

      o     advances in performance and speed of personal computers and modems;

      o     improvements in network security, infrastructure and bandwidth;

      o     easier and cheaper access to the Internet; and

      o the rapidly expanding availability of online content and commerce sites.

      The growth in online commerce can also be attributed to a number of advantages the Internet provides to online retailers. Online retailers can display a larger number of products at a lower cost than traditional store-based or catalog retailers. In addition, online retailers can rapidly adjust their selections, editorial content and pricing, providing significant merchandising flexibility. Online retailers also benefit from the minimal cost to publish on the Web, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional retail channels, online retailers do not have the cost of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services. The benefits of online retailing should be viewed in the context of the inherent challenges of online retailing, such as the expenses of establishing and maintaining a Web site, reliance on newly developed Internet technology, coordinating new distribution channels, and the difficulty of converting a Web site visitor to a purchaser given limitations such as a customer's inability to physically inspect, try on or use a product.

TRADITIONAL LUXURY GOODS MARKET

      The luxury goods market includes a broad selection of product categories. Based on data from Global Industry Analysts, or GIA, and DataMonitor, leading independent market research companies, and our own internal research, we estimate the worldwide market for luxury and premium lifestyle products to be greater than $130 billion. This market includes fine watches and other luxury and premium product categories, such as sunglasses, fragrances, leather goods, ties and scarves, jewelry and corporate gifts. We believe that our current luxury and premium product categories represent a significant online commerce opportunity.

       TRADITIONAL RETAIL CHANNELS FOR LUXURY AND PREMIUM PRODUCTS. We believe that the traditional retailers for luxury and premium products in the United States today can be grouped as follows:

      o high-end department stores and jewelry stores that often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

      o national department stores that tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;

      o specialty and single brand stores, which are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

      o boutiques, which are small stores, often located in malls that generally carry a selection of the latest trends in lower-priced fashion products and accessories.

      CHALLENGES IN TRADITIONAL LUXURY GOODS RETAILING. We believe that traditional store-based retailers face a number of challenges in providing a satisfactory shopping experience for buyers of luxury and premium products.

      o Selection is limited because physical retail space constrains the number of styles and the amount of product inventory that may be carried by any one store. In addition, the significant carrying costs of physical inventory in multiple store locations require traditional store-based retailers to focus their product selection on the most popular products that produce the highest inventory turns, further limiting consumer selection.

      o Traditional store-based retailers have a high cost structure. Most of the leading luxury and premium product retailers are located either in the most exclusive and expensive shopping locales or in high-cost retail outlets or malls, both of which must be in close proximity to the target buyers. This is because their sales are dependent on serving customers who are willing to physically visit their stores. Traditional retailers sell luxury products often at a significantly higher price than wholesale to cover high operating costs. As a result, consumers ultimately pay for the high cost structure of the retail store.

      o The needs of luxury goods customers are changing. Increasingly, luxury goods brands are appealing to a broader, time-constrained customer base that is not willing or able to spend the time necessary to shop in traditional store-based retail locations.

      o In many cases, customers are served by employees with limited knowledge regarding the features of the products they sell, whether due to high employee turnover, limited training or other factors.

      o Traditional store-based retailers can only serve those customers who have convenient access to their stores. These store-based retailers must open new stores to serve additional geographic areas, resulting in significant investments in inventory, physical space, leasehold improvements and the hiring and training of store personnel.

      We believe that these challenges facing traditional store-based retailers limit their ability to offer an extensive selection of luxury and premium products, broad geographic coverage and convenient access, and staff that is sufficiently knowledgeable to assist with significant customer decisions typically involving purchases of several hundred dollars. As a result, we believe customers often do not find shopping for luxury and premium products to be a convenient or enjoyable experience.

THE ASHFORD.COM SOLUTION

      Our online store is designed to provide consumers with a convenient and enjoyable shopping experience in a Web-based retail environment. We provide an extensive selection, detailed product information that enables consumers to make informed decisions, competitive pricing compared to traditional retail channels, a commitment to the highest level of customer service and the convenience of online shopping. The key components of the Ashford.com experience include:

      EXTENSIVE PRODUCT SELECTION. We offer a broad selection of luxury and premium products that would be economically and physically difficult to offer in a traditional store, together with the unique environment of the Internet that enables us to dynamically adjust our product mix and merchandising strategy. Our online store offers over 14,000 styles of products from over 350 leading luxury brands across 11 product categories. Additionally, some of the brands we offer lack a U.S. distribution network, making them hard to find in traditional retail outlets. We believe that our extensive selection increases the likelihood that the consumer will find the product they would like to purchase.

      COMPELLING CONTENT AND DETAILED PRODUCT INFORMATION. Our Web site includes significant content and detailed product information to provide our customers with a convenient and enjoyable shopping experience. Our Web site displays detailed product descriptions and product photos. For certain brands, we have dedicated pages to communicating specific brand histories and key messages. We also employ specialists with product expertise, such as master watchmakers and a certified gemologist, who are available to address detailed customer questions by phone, e-mail or online chat. Our goal is to provide our customers with the product information they need to make educated and highly satisfactory purchase decisions.

      COMPETITIVE PRICES AND COMPELLING VALUE. We offer our customers products at competitive prices and, combined with our high-quality shopping experience, provide compelling value.

      COMMITMENT TO EXCELLENT CUSTOMER SERVICE. Luxury and premium goods consumers expect the highest level of personalized customer service, which we are committed to providing. Our customer service representatives are available through phone, e-mail and an online chat service and are trained to answer a broad array of questions regarding product styles, features and technical specifications, as well as provide product recommendations. Before shipping, we inspect each product, and in the case of watches, set the time and date for the customer. In addition, we offer complimentary gift-wrapping and same-day shipping on orders placed before 5:00 p.m. CST and free standard overnight shipping in the United States. We also offer a 60-day return policy on new watches, and a 30-day return policy on all other products to ensure customer satisfaction. We also offer our watch customers a certification of authenticity, repair and battery replacement services and an Ashford.com warranty for the length of the manufacturer's warranty plus an additional two years.

      PERSONALIZED SHOPPING EXPERIENCE. We provide a convenient and enjoyable shopping experience that addresses the dynamic needs of the luxury goods customer. These services are designed to help consumers search through our product offerings and make informed selections. Our services include:

      o Search Capability. Our site offers search capabilities making it easy for customers to find products on the site. Key search criteria include brand, price, keyword, size, features and other criteria.

      o Private Reserve. An innovative feature of our site enables customers to create their own virtual collection of products. The private reserve is a tool that allows customers to set aside and view several products simultaneously on their own customized Web pages. A customer can save the reserve on the site, enabling the customer to return to their personal reserve in a future shopping visit.

      o Real-Time Customer Interaction. Using real-time, online customer interaction software, our customer service representatives are able to answer specific questions about our products and services. This feature allows customers shopping from home with just one phone line to communicate in real-time with a customer service representative without losing their Internet connection and leaving our online store.

      o In-Stock Notification. We carry almost all of our products in inventory. For items in stock, we clearly indicate to the customer on our Web site that we can ship the product generally within 24 hours. For an item not currently in stock, we indicate on our Web site that the customer can expect a longer delivery time.

      o Price Alert. Customers can ask to be notified by e-mail if the price for a product changes. Customers can also specify a desired target price and ask to be notified by e-mail if the product reaches that target price.

      o Gifts and Wish List. We provide a variety of gift suggestions and feature product suggestions for particular holidays. We also provide a wish list service that customers can use to provide friends and relatives with gift ideas by e-mail. Customers buying gifts can choose among a variety of gift-wrap styles at the time of order.

      o Shopping Hours. Our online store provides consumers the opportunity to shop from their homes, offices or other locations 24 hours a day, seven days a week.

      GEOGRAPHIC COVERAGE. By selling online, we are able to sell products throughout the U.S. and worldwide where the products might not otherwise be available. In addition, consumers are able to go to one location and find an extensive selection as opposed to visiting several stores with limited product offerings.

BUSINESS STRATEGY

      Our objective is to be one of the leading online retailers of luxury and premium products. Key elements of our strategy include:

      FOCUS ON THE PREMIUM RETAIL WATCH MARKET. We have become what we believe to be one of the leading sellers of watches on the Internet by providing thousands of styles of new and vintage watches from premium brands at competitive prices. We intend to capitalize on our online market position in watches to become the primary destination for consumers to purchase premium watches. Our objective is to grow our market position and expand our customer base through superior execution and strong relationships with luxury and premium brand owners.

      EXTEND LEADERSHIP POSITION IN FINE WATCHES TO OTHER PRODUCT CATEGORIES. We believe that there are excellent online market opportunities for a variety of luxury and premium products, including leather goods, sunglasses, fragrances, ties and scarves, diamonds and jewelry. Over the past year we have enhanced our product offerings by expanding into these luxury and premium product categories, which has enabled us to leverage our customer base, brand name, merchandising expertise and distribution capabilities. We believe that offering a broad selection of luxury goods will enable us to increase sales per customer visit, encourage repeat purchases and expand our customer base.

      LEVERAGE LEADERSHIP POSITION IN LUXURY AND PREMIUM PRODUCTS TO THE CORPORATE GIFTS MARKET. We believe that there are excellent online opportunities targeted to the business market for corporate gifts. We believe that the combination of our extensive selection, hands-on customer service and the efficiencies of the Internet allow us to offer corporate accounts a more convenient, customized and value added service. Our objective is to grow our market position in the corporate gifts category by adding a regionalized sales force to provide personalized service and access to premium brands more conveniently via the Internet.

      BUILD ASHFORD.COM EXPERIENCE AND BRAND. We intend to establish a brand identity that will support the creation of an Internet luxury community and provide luxury brand owners a powerful new distribution channel consistent with their luxury identities. We will focus our brand campaign on convenience, value, selection, trust and service. We intend to create an environment where our shoppers are confident that they have found a smarter, easier and more compelling way to buy luxury goods. We believe this approach will support an ongoing relationship with and sales to our target customers who are more likely to purchase our products.

      EXPAND RELATIONSHIPS WITH LEADING LUXURY BRANDS. Our intent is to be the Internet retailer of choice for luxury and premium brands. Direct relationships enable us to purchase products more efficiently. We believe that our merchandising history and well-established relationships with brand owners enable us to provide our customers with compelling product offerings, while giving us access to additional sources of merchandise.

      PURSUE WAYS TO INCREASE OUR SALES. We intend to pursue new opportunities to increase our sales by:

      o     increasing product selection in our existing departments;

      o continuing to take steps to add new customers and to promote repeat purchases;

      o     pursuing international market opportunities;

      o establishing advantageous relationships with distributors and brand owners; and

      o     acquiring complementary businesses, products and technologies.

      EXPAND OUR OPERATIONAL AND SYSTEMS INFRASTRUCTURE. We plan to continue to devote resources to growing our systems and operational infrastructure to handle increased volume, enhance our service offerings and take advantage of the unique characteristics of online luxury goods retailing. We have developed technologies and implemented systems to support secure and reliable online retailing. Among other technology objectives, we intend to incorporate features that provide personalized customer interaction to enhance the customer's shopping experience and build customer loyalty. We are committed to growing capacity rapidly in order to sustain high levels of customer service.

THE ASHFORD.COM ONLINE RETAIL STORE

      We have designed our online retail store to be the primary place for consumers to purchase luxury and premium products online. We believe our Web site provides a secure, reliable and enjoyable shopping experience in an attractive, easy-to-use online store. The user interface is simple and generally consistent throughout the site. The interface also has powerful search features that allow customers to search products by brand, price, keyword, size, features and other criteria. A consumer on our site can browse the different departments of our store, conduct targeted searches, view recommended products, verify product availability, visit our gifts department and participate in promotions. Unlike a traditional retail store, consumers can shop in the comfort and convenience of their homes or offices.

OUR STORE DEPARTMENTS

      We have categorized products into different departments, including new watches and clocks, vintage watches, diamonds and bridal, jewelry, writing accessories, sunglasses, fragrances, leather goods and handbags, and ties and scarves. Within each department, products can be viewed by brand, or sorted by price, keyword, size, features and other criteria. The following is a summary of each of these departments.

      NEW WATCHES AND CLOCKS. Since inception, we have focused on becoming the leading retailer of fine watches and clocks on the Internet. Here we offer over 10,000 styles from over 90 brands, providing outstanding selection for the customer. Our prices in this department generally range from $75 to over $30,000. To date, our average purchase price in this department has been approximately $500 per watch.

      VINTAGE WATCHES. This department offers our collection of fine, vintage watches in various price ranges. Vintage watches are generally high-quality brand, previously owned watches. These watches often attract collectors or watch enthusiasts in search of a specific model. Unlike many other sellers of vintage watches, we offer a broad selection combined with outstanding service, including maintenance, cleaning, a certification of authenticity and extended warranties.

      DIAMONDS AND BRIDAL. The diamonds and bridal department offers an extensive collection of bridal jewelry and certified loose diamonds. We carry a broad selection of diamonds of various cuts, sizes and quality with prices generally ranging from $400 to over $400,000. We offer customers a unique diamond purchasing experience through our "Build Your Ring" functionality that enables customers to build and purchase custom rings interactively.

      JEWELRY. The jewelry department offers a broad selection of jewelry from semi-precious stones to sterling silver from leading jewelry manufacturers as well as our exclusive Ashford Collection(tm). In connection with our jewelry offerings, we have entered into an agreement with the International Jewelry Design Guild which designates us as the preferred Internet distributor for the member designers. As of March 31, 2000, 24 member designers had entered into exclusive Internet marketing agreements with us.

      WRITING ACCESSORIES. The writing accessories department offers fine pens, pencils and stationery from leading brands, with prices generally ranging from $20 to over $2,000. The collection includes over 700 styles from over 20 leading brands.

      SUNGLASSES. This department offers our growing collection of sunglasses, with prices generally ranging from $60 to over $350. The collection includes over 150 styles from 35 brands.

      FRAGRANCES. The fragrance department offers a broad selection of over 300 fragrances from over 60 brands. Our prices in this department generally range from $30 to $75.

      LEATHER GOODS AND HANDBAGS. This department offers over 65 styles of leather goods products. Our prices in this department generally range from $25 to $1,200.

      TIES AND SCARVES. This department includes 12 brands of silk ties in over 400 styles and an exquisite scarf collection including wraps and throws in silk, cashmere and pashmina from renowned designers. Our prices in this department generally range from $50 to $300.

      In March 2000, we launched our corporate gifts business offering an additional 800 luxury products in new categories such as crystal, silver and pewter that are targeted for the corporate market. We believe that the corporate gift market complements our retail offerings because it is less seasonal and offers the opportunity for higher margins. In addition to offering more than 800 thematically organized corporate gifts, Ashford.com offers custom engraving, etching and embossing to our corporate customers.

MERCHANDISING

      We believe that the breadth and depth of our product selection, together with the flexibility of our online store and our range of helpful and useful shopping services, enable us to pursue a unique merchandising strategy. Unlike store-based retail formats, our online store provides us with significant flexibility with regard to the organization and presentation of our product selection. To encourage purchases, we feature various promotions on a rotating basis throughout the store and continually update our online recommendations. We also actively create and maintain pages that are designed to highlight certain products and brands. The following are examples of some of our specific merchandising strategies.

      ONLINE BRAND BOTIQUES. In partnership with major luxury and premium brands, we have dedicated pages that communicate a brand's marketing message. These pages often detail a brand's history, product features, quality statements and other key messages. We believe we can provide more consistent and comprehensive information for more products to the customer than a sales representative in a traditional retail store would be able to communicate.

      PRIVATE RESERVE. We offer customers the ability to create their own virtual collection of products. The private reserve is a tool that allows customers to set aside and view several products simultaneously on their own customized pages. A customer can save the private reserve on the site, enabling the customer to return to their personal reserve in a future shopping visit.

      FEATURED PRODUCTS. We frequently give a product prominent placement on the site, describe its key features and potentially highlight it as our Collector's Choice. Products that receive this merchandising focus generally receive a boost in sales.

      PRODUCT BUNDLING. To promote purchases of higher value items, we combine products from our large selection to offer bundling promotions.

      SPECIAL PROMOTIONS. We offer certain products on promotion and provide special pricing. The technological advantages of online retailing, compared to traditional store-based retailing, allow us to adjust our promotions rapidly to promote targeted sales.

      We employ a dedicated team of buyers and merchandisers that continually monitor the consistency and quality of our merchandising efforts. This team, combined with our technology, is able to pursue a merchandising strategy in which we dynamically change our product offerings to enhance the consumer's shopping experience.

MARKETING & PROMOTION

      We have designed our marketing and promotion strategy to build the Ashford.com brand, increase customer traffic, promote the sales of new products, maximize repeat purchases and build strong customer loyalty. Our marketing and promotional activities primarily target a customer demographic that is more likely to buy our luxury and premium products. These activities include both offline and online advertising. In the last fiscal year, we spent approximately $23.7 million on advertising, of which approximately 40% was spent online.

      OFFLINE ADVERTISING. We use offline advertising to promote both our brand and specific merchandising opportunities. To date, our offline advertising has primarily consisted of television advertisements and print advertisements in magazines and newspapers. During April 2000, we gave away the Ashford Diamond(tm), a 15-carat, colorless, internally flawless, pear-shaped diamond worth an estimated $1.5 million as part of the Ashford.com Million Dollar Diamond Giveaway contest. The promotion ran for several months during the year and as part of the promotion we made donations to designated charities. We plan to continue our use of traditional offline advertising, including television, magazines, direct mail and other promotional campaigns, in order to continue building our brand recognition.

      ONLINE ADVERTISING. We have agreements with Yahoo! under which our advertisement banner will appear on the screen each time one of over several hundred watches or fashion accessory-related words is entered as a search term by a user. We have also entered into an agreement with America Online whereby we will be one of three anchor merchants in the jewelry and watches department and in the accessories department. We also plan to continue to enter into month-to-month banner advertising agreements with a broad range of online sites, including major online portals such as DoubleClick, Excite@Home and Lycos, as well as other online commerce sites such as E*Trade and USA Today. These agreements typically provide for minimum impressions and we renew these agreements on a month-to-month basis depending on results. We also intend to advertise our site in conjunction with other major online portals, Internet service providers and luxury and premium market-related Web sites to build our brand and increase our reach on the Internet. In addition, we have an affiliate program and other initiatives aimed at increasing traffic and supporting our brand development. Under our affiliate program, we pay our registered affiliates referral fees for sales generated via their links to our Web site.

      ONLINE DIRECT MARKETING. As our customer base grows, we continue to collect significant data about our customers' buying preferences and habits in an effort to increase repeat purchases. We intend to maximize the value of this information by delivering meaningful information and special offers to our customers via e-mail and other means. In addition, we publish a weekly, online newsletter delivered by e-mail to subscribers in which we highlight important developments and special promotions.

FULFILLMENT OPERATIONS

      We obtain our products from brands and a diverse network of distributors, brokers and retailers. We have ongoing efforts to continue to expand the number of direct relationships with brand owners in all our product categories. For brands where we do not have direct relationships, we buy products from a network of distributors, brokers and retailers.

      We carry inventory on almost all of the products available for sale on our site. We store our products and conduct our fulfillment operations in our headquarters facility located in Houston, Texas. When we receive an order, we immediately begin the packaging and shipping operation. Most orders are shipped on the date of order entry. Our inventory management system tracks the quantities of all stock keeping units, which enables us to display information about the availability of the products on our Web site.

      We offer complimentary overnight shipping on all orders and next-day delivery on orders placed before 5:00 p.m. CST along with a variety of other convenient delivery options. We have developed relationships with both United Parcel Service and Federal Express to maximize our overall service level to all 50 states. The ability to provide overnight delivery is an important ongoing service for our customers.

CUSTOMER SERVICE

      We believe that our ability to establish and maintain long-term relationships with our customers, earn their trust and encourage repeat visits and purchases, largely depends on the strength of our customer support and fulfillment operations and staff. We are committed to providing the high level of personalized customer service that luxury and premium goods consumers expect. We have a high-quality customer service staff with a broad range of experience and knowledge enabling us to quickly respond to customer phone calls and e-mails. We provide extensive training to our customer service representatives, including on-site training from manufacturers, to allow our representatives to answer a broad array of questions regarding product styles, features and technical specifications, as well as provide product recommendations.

      Our customer service representatives are available through phone, e-mail and an online chat service 24 hours a day, 7 days a week. Before shipment, we inspect each product, and in the case of watches, adjust the size and set the time for the customer. We ship almost all of our products on the date of order entry. Once shipment is made, we immediately send e-mail confirmation to the customer. We offer a 60-day return policy on new watches and a 30-day return policy on all other products. We also offer our watch customers a certification of authenticity, repair and battery replacement services and an extended warranty.

OPERATIONS AND TECHNOLOGY

      We have implemented a broad array of site management, search, customer interaction and distribution services and systems that we use to process customer orders and payments. These services and systems use a combination of our own and commercially available, licensed technologies. These applications also manage the process of accepting, authorizing and charging customer credit card orders with an address verification and approval system. We focus our internal development efforts on creating, implementing and enhancing specialized software that we use to:

      o     accept and validate customer orders;

      o enable customer service representatives to engage in real-time, online interaction with multiple customers simultaneously;

      o     organize, place and manage orders with vendors;

      o     receive product and assign it to customer orders; and

      o manage shipment of products to customers based on various ordering criteria.

      Our systems are based on industry-standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our Web site is available 24 hours a day, 7 days a week. Our system hardware is hosted at a third-party facility in Houston, Texas, which provides redundant communications lines and emergency power backup. We have implemented load balancing systems and redundant servers to provide fault tolerant service.

      The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, our future success will depend on our ability to:

      o     adapt to rapidly changing technologies;

      o     adapt our services to evolving industry standards; and

      o continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

      Our failure to adapt to market changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. This could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT REGULATION

      We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce, as well as the secondhand watch statutes enacted in several states, as discussed below. However, as Internet use gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide personal information regarding our users to third parties. However, the adoption of additional consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

      We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for our services or our cost of doing business may increase as a result of litigation costs or increased service delivery costs.

      In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in that state or foreign country. We are qualified to do business only in Texas. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

      Several states have laws regulating the sale of secondhand watches. For example, California, New York and Texas prohibit anyone from representing as "new" any watch that has had its serial number removed. Pursuant to these laws, a watch with a serial number removed must clearly be labeled as "secondhand" even if it has never been worn. We have implemented procedures whereby all of our buyers explicitly communicate to suppliers that we will only buy a watch if its serial number has not been removed. In addition, we inspect each watch we sell that is manufactured with a serial number to ensure it has a serial number prior to shipment. If a court were to find, however, that we have violated these statutes, we could be subject to civil or criminal penalties.

COMPETITION

      The online commerce market is new, rapidly evolving and intensely competitive. Since the introduction of online commerce, the number of online commerce Web sites competing for customer attention has increased rapidly. We expect future competition to intensify given the relative ease with which new Web sites can be developed.

      We currently or potentially will compete with a variety of competitors, including the following:

      o traditional retailers of luxury and premium products, which may compete with both an online and offline presence, including high-end department stores such as Saks Fifth Avenue and Neiman Marcus, jewelers such as Zales and national department stores such as Macy's;

      o manufacturers of our products that decide to sell directly to end-customers, either through physical retail outlets or through an online store;

      o other online retailers of luxury and premium products, including online service providers that feature shopping services; and

      o     catalog retailers of luxury and premium products.

      We believe that the following are the principal competitive factors in our market:

      o     brand recognition;

      o     selection;

      o     convenience;

      o     order delivery performance;

      o     customer service;

      o     site features and content; and

      o     price.

      Many of our current and potential traditional store-based and online competitors, particularly the traditional store-based retailers and the brand owners of products we sell, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors.

      Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Given our limited operating history, many of our competitors have significantly greater experience selling luxury and premium products. For example, established catalog retailers may have greater experience than we do in marketing and selling goods with in-person customer interaction.

      Our online competitors are particularly able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites and may direct customers to other online retailers, may increase competition.

INTELLECTUAL PROPERTY

      We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, vendors and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our services are made available online.

      We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

      As of the date of this filing, we have not been notified that our technologies infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement by us with respect to our current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any claim of infringement against us could have a material adverse effect upon our business.

EMPLOYEES

      As of May 31, 2000, we had 248 full-time and part-time employees. We also employ independent contractors to perform duties in various departments. None of our employees is represented by a labor union. We have not had any work stoppages and consider our employee relations to be good. We believe that our success is dependent on our ability to attract and retain qualified personnel in numerous areas.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT. BECAUSE MOST OF OUR EXPENSES ARE FIXED BASED ON PLANNED OPERATING RESULTS, FAILURE TO ACCURATELY FORECAST REVENUE COULD CAUSE NET LOSSES IN A GIVEN QUARTER TO BE GREATER THAN EXPECTED.

      We were incorporated in March 1998 and began selling products on our Web site in April 1998. The results for the fiscal year ended March 31, 1999 are the same as those for the period from inception, March 6, 1998, through March 31, 1999. Accordingly, we have an extremely limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which is uncertain. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW, WHICH MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE.

      Since our formation, we have made significant expenditures on our technology, Web site development, advertising, hiring of personnel and startup costs. As a result, we have incurred losses since our inception and expect to experience negative cash flow during future periods. We expect to incur additional costs and expenses related to:

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

      Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      A number of factors will cause our gross margins to fluctuate in future periods, including the mix of products sold by us, inventory management, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE EXPECT TO EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES, WHICH WILL CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE AND COULD CAUSE OUR ANNUAL RESULTS TO BE BELOW EXPECTATIONS.

      We expect to experience significant seasonal fluctuations in our net sales that will cause quarterly fluctuations in our operating results. In particular, we realized approximately 50% and 40% of our net sales for fiscal year 2000 and 1999, respectively, during the fourth calendar quarter primarily due to gift purchases made during the holiday season and this trend may continue in the future.

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

IF WE ARE UNABLE TO PURCHASE OR CONTINUE TO PURCHASE PRODUCTS DIRECTLY FROM THE BRAND OWNERS, OUR NET SALES COULD DECREASE.

      A significant portion of our units sold are purchased directly from the brand owners. We are negotiating with some of the remaining brand owners to purchase those brands directly, in all product categories. We believe that purchasing directly from the brand owners will provide us with a more predictable supply of products, as well as a lower cost of goods. As a result, we believe that part of our success is contingent on attaining or maintaining our ability to buy directly from the brand owners. If we lose our ability to buy directly from the brand owners, our net sales or margins may decrease.

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

      At March 31, 2000, we held approximately $24.2 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

IF WE ARE UNABLE TO SUCCESSFULLY EXPAND OUR ACCOUNTING AND FINANCIAL REPORTING SYSTEMS, OUR STOCK PRICE COULD DECLINE.

      We are currently expanding our financial and management information systems to accommodate new data. If we fail to successfully implement and integrate our new financial reporting and management information systems with our existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have adequate, accurate or timely financial information would hinder our ability to manage our business and operating results. If we grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

      We expect competition in the online sale of luxury and premium products to intensify in the future. Increased competition is likely to result in price pressure, reduced gross margins and loss of market share, any of which could seriously harm our net sales and operating results. In addition, the luxury goods industry is intensely competitive. We currently or potentially compete with a variety of other companies, including:

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

      If we are unable to economically achieve or maintain a leading position in online commerce or to promote and maintain our brand, our business, results of operations and financial condition could suffer. We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brand will depend largely on our success in increasing our customer base. If the leading brand owners do not perceive us as an effective marketing and sales channel for their merchandise, or consumers do not perceive us as offering a desirable way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. Furthermore, in order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, we plan to maintain our marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers.

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

      We use internally developed systems for our Web site and substantially all aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Web site or the number of purchases made by customers increases by more than four times our current sales levels, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

      If we fail to upgrade our Web site or toll-free call center in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to expand the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully fulfill customer orders. As a result, we could lose customers and our net sales could be reduced. In addition, our failure to upgrade our Web site or expand these computer systems without system downtime would further reduce our net sales. We may experience difficulty in improving and maintaining our systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

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

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

      The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently have applications outstanding with the United States Patent and Trademark Office for registration of the trademarks "ASHFORD" and "Ashford.com" for multiple classes of goods. We also have applications outstanding with the United States Patent and Trademark Office for registration of the Ashford.com design mark and the stylized "A" design mark for multiple classes of goods. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND RESULT IN LOSS OF NET SALES.

      Our future performance will depend on the continued services of our management and key personnel and the ability to attract additional management and key personnel. The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Our relationships with officers and key employees are at will and none of our officers or key employees is bound by an employment agreement for any specific term. We currently have key person life insurance policies covering Kenneth E. Kurtzman and James H. Whitcomb, Jr. While the proceeds of these policies might assist us in recruiting executive officers, the proceeds would not address the potential disruption to our business of recruiting and integrating new senior management.

WE MAY NOT ACHIEVE EXPECTED BENEFITS OF ANY INVESTMENTS OR ACQUISITIONS THAT WE COMPLETE.

      As we identify appropriate opportunities, we intend to continue to make acquisitions of or investments in complementary companies, products or technologies. We may not correctly identify or realize the anticipated benefits of any acquisition or investment. For example, we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. Acquisitions may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key personnel of acquired companies may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses. Further, any physical expansion in facilities due to an acquisition may result in disruptions that seriously impair our business. We are not experienced in managing facilities or operations in geographically distant areas. Finally, in connection with any future acquisitions, we may incur debt or issue equity securities as part or all of the consideration for the acquired company's assets or capital stock. We may be unable to obtain sufficient additional financing on favorable terms, or at all. Equity issuances could be dilutive to our existing stockholders or us.

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

IF WE ARE UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

      We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand, which could damage our brand and reputation and take customers away from our Web site. We currently hold, among others, the "Ashford.com," "newwatch.com," "sunglasses.com," "TimeZone.com," "Paris1925.com," "Jasmin.com" and "Ashfordcorporategifts.com" domain names and may seek to acquire additional domain names. Governmental agencies and their designees generally regulate the acquisi-tion and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. The changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

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

RISKS RELATED TO SECURITIES MARKETS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

      We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations in the future. We have sufficient funds for our anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, we may need to raise additional funds.

OUR COMMON STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

      The trading price of our common stock fluctuates significantly. For example, since our initial public offering through March 31, 2000, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $4.72. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

      o release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

      o     potential litigation.

      In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock.

SOME SHARES IN OUR INITIAL PUBLIC OFFERING MAY HAVE BEEN OFFERED OR SOLD IN VIOLATION OF THE SECURITIES ACT OF 1933.

      Prior to the effectiveness of the registration statement covering the shares of our common stock, Deutsche Banc Alex. Brown provided written materials to approximately 485 persons that we had designated as potential purchasers of up to 437,500 shares of common stock in the offering through a directed share program. These materials may have constituted a prospectus that did not meet the requirements of the Securities Act of 1933.

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

                               ITEM 2. PROPERTIES

      Our corporate offices and fulfillment operations are located in Houston, Texas, where we lease approximately 62,000 square feet under a lease that provides for aggregate annual lease payments through the term of the lease expiring in March 2003.

                            ITEM 3. LEGAL PROCEEDINGS

      We are, and from time to time, may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would materially adversely affect us.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth specific information regarding our executive officers and directors as of March 31, 2000

      Name                   Age        Position(s)
      ----------------------------------------------------------------------
      J. Robert Shaw          34        Chairman of the Board
      Kenneth E. Kurtzman     37        Chief Executive Officer and Director
      James H. Whitcomb, Jr.  34        President, Chief Information Officer
                                         and Director
      William J. Hensler      52        Chief Operating Officer
      David F. Gow            37        Chief Financial Officer
      Mary Lou Kelley         39        Vice President, Marketing
      James E. Gerber         38        Vice President, Business Development
      Gary A. Paranzino       39        Vice President, General Counsel and
                                         Secretary
      Kevin R. Harvey         35        Director
      Colombe M. Nicholas     55        Director

      J. ROBERT SHAW is one of our co-founders and has served as the Chairman of the Board since April 1998. In 1989, Mr. Shaw founded Synergy Development Corp., an information-technology consulting firm that provided equipment and services to online commerce companies, and was President and Chief Executive Officer since its inception. In 1999, Synergy Development Corp. reorganized as Emerging Inc., an online commerce consulting firm. Mr. Shaw has been President, Chief Executive Officer and Director of Emerging Inc. since its inception. From 1985 to 1989, Mr. Shaw served as Vice President of Sales and Finance for StyleWare, Inc., a software company that was subsequently sold to Claris Corporation. Mr. Shaw received a Bachelor of Business Administration in Economics cum laude from the University of St. Thomas.

      KENNETH E. KURTZMAN joined us in May 1999 as our Chief Executive Officer and a Director. From August 1995 to April 1999, Mr. Kurtzman served as Vice President and General Manager of several divisions of Compaq Computer Corporation, including the Small and Medium Business Division and Compaq.com. From September 1989 to August 1995, Mr. Kurtzman worked for McKinsey & Co., an international consulting firm, where most recently he served as a Principal working in the computing, telecommunications, systems integration, banking and energy industries. Mr. Kurtzman received a Bachelor of Arts degree in Economics magna cum laude from Rice University, an undergraduate degree in economics from Cambridge University and a Masters in Business Administration degree from the Graduate School of Business at Stanford University.

      JAMES H. WHITCOMB, JR. is one of our co-founders and oversees all aspects of technology for us as well as general corporate issues and strategy. He has served as our President and as a Director since March 1998. From our inception to May 1999, he served as Chief Executive Officer and from May 1999 to February 2000 he served as our Chief Operating Officer. From February 1990 to March 1998, Mr. Whitcomb served as Chief Technology Officer at Synergy Development Corp, an information-technology consulting firm that provided equipment and services to online commerce companies, and has been a Director since its inception. In 1999, Synergy Development Corp. reorganized as Emerging Inc., an online commerce consulting firm. Mr. Whitcomb has served as a Director of Emerging Inc. since its inception. Mr. Whitcomb earned a bachelor's degree in accounting from the University of Texas at Austin.

      WILLIAM J. HENSLER joined us in February 2000 as our Chief Operating Officer. Mr. Hensler oversees all logistical operations, including distribution, customer service and quality assurance. Prior to joining us, Mr. Hensler worked for Compaq Computer Corporation, where he held positions such as Vice President of the Small and Medium Business Division and Vice President of Quality for the PC Products Group. Prior to joining Compaq, Mr. Hensler directed Coopers & Lybrand's Total Quality Center of Excellence, where he was responsible for business development and the creation of the Total Quality intellectual property. Mr. Hensler has also published numerous articles on management and customer satisfaction. Mr. Hensler received a Bachelor of Science degree from the University of Illinois.

      DAVID F. GOW has served as our Chief Financial Officer since March 1999. From January 1996 to February 1999, Mr. Gow was the Director of Strategic Planning at Compaq Computer Corporation. From August 1993 to January 1996, Mr. Gow worked as a consultant with McKinsey & Co., serving the technology, energy, banking and retail industries. Mr. Gow received a Bachelor of Arts in Economics from Williams College and a Masters degree from the Kennedy School of Government at Harvard University.

      MARY LOU KELLEY has served as our Vice President of Marketing since October 1999. Prior to joining us, Ms. Kelley spent four years with Ben and Jerry's Homemade, Inc., as Director of Product Marketing. Her marketing strategy and programs played a key role in the Company's growth, which included a seventy-six percent growth in earnings and eighteen percent growth in sales for the first six months of 1999. Prior to joining Ben and Jerry's, Ms. Kelley worked for McKinsey and Company where she focused on strategy and sales and marketing issues for a variety of industries. Ms. Kelley received a Bachelor of Arts degree in economics from Boston College and an MBA from the Colgate Darden Graduate School of Business Administration at the University of Virginia.

      JAMES E. GERBER has served as our Vice President of Business Development since June 1999. Prior to joining us, Mr. Gerber spent seven years with Clarify, Inc., a front office electronic business solutions provider, most recently as Southwestern Branch Manager. Mr. Gerber received a Bachelor of Arts in Political Economy of Industrial Societies from the University of California at Berkeley and a Masters in Business Administration from the Graduate School of Business at Stanford University.

      GARY A. PARANZINO has served as our Vice President, General Counsel and Secretary since July 1999. Prior to joining us, Mr. Paranzino spent three years with PointCast Incorporated, an internet news and information service, as Vice President, General Counsel and Secretary from February 1998, and as Assistant General Counsel from July 1996. Prior to joining PointCast, Mr. Paranzino was in private law practice in the New York office of Morgan, Lewis and Bockius LLP where he focused on complex commercial litigation. Mr. Paranzino received a Bachelor of Arts Degree in Economics and Government from Cornell University, a J.D. from Cornell Law School, and is a member of the California and New York state bars.

      KEVIN R. HARVEY has served on our board of directors since December 1998. Mr. Harvey has been a Managing Member of the general partner of Benchmark Capital, a venture capital firm, since January 1995. From July 1993 to January 1995, he served as General Manager for Lotus Development Corporation. In August 1990, Mr. Harvey founded Approach Software Corporation, a software company, where he served as the President and Chief Executive Officer until July 1993 when Approach was sold to Lotus Development Corporation. Prior to founding Approach, Mr. Harvey founded StyleWare Inc. Mr. Harvey is also a director of Broadbase Software, a developer and provider of customer relationship applications, Critical Path, Inc., an e-mail hosting services company, Red Hat Software, a developer and provider of open source software and services and a director of several privately held companies. Mr. Harvey received a B.S.E.E. degree from Rice University.

      COLOMBE M. NICHOLAS has served on our board of directors since August 1999. Ms. Nicholas served as President and Chief Executive Officer for Anne Klein Group, a women's fashion apparel company, from August 1996 to July 1999, when the company was sold to Kasper, ASL. From December 1993 to July 1996, Ms. Nicholas served as President and Chief Executive Officer of Orr Felt Company, a family-owned business that provides felt for paper manufacturing. From April 1991 to November 1993, she was the President and Chief Operating Officer of Giorgio Armani Fashion Corporation, the largest licensee of Armani Spa, Italy. From May 1980 to January 1989, Ms. Nicholas served as President and Chief Executive Officer of Christian Dior New York, a designer fashion company. Ms. Nicholas received a Bachelor of Arts Degree in languages from the University of Dayton and a J.D. from the University of Cincinnati College of Law.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      On September 24, 1999, our common stock began trading on the Nasdaq National Market under the symbol "ASFD." Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices for the common stock for the period indicated, as reported by the Nasdaq National Market.

                                                         COMMON STOCK PRICE
                                                        -------------------
   Year ended March 31, 2000:                             HIGH        LOW
                                                        -------      ------
   Second Quarter (from September 22, 1999)             $ 12.63      $ 9.22
   Third Quarter                                          24.88        9.44
   Fourth Quarter                                         13.13        4.72

HOLDERS

      As of May 31, 2000, there were 162 stockholders of record of the common stock, although there are a larger number of beneficial owners.

DIVIDENDS

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      In January 2000 we issued 330,354 shares of our common stock in exchange for the outstanding capital stock of Jasmin.com Corporation. The shares were issued pursuant to an exemption by reason of Section 4 of the Securities Act of 1933.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Report. See Note 2 of Notes to Consolidated Financial Statements also included elsewhere in this Report for an explanation of the determination of the number of shares and share equivalents used in computing the pro forma per share amounts shown below. The pro forma share amounts reflect the conversion of outstanding preferred stock into common stock.

      The selected consolidated financial data reflect that prior to March 31, 1998, we had no operations or activities. The consolidated statement of operations data shown below for the year ended March 31, 2000 and the period from inception (March 6, 1998), through March 31, 1999, and the selected consolidated balance sheet data as of March 31, 2000 and 1999 have been derived from our audited consolidated financial statements appearing elsewhere in this Report. We were incorporated in March 1998, and did not commence operations or activities until April 1998.

STATEMENT OF OPERATIONS DATA

                                                                             PERIOD FROM
                                                                              INCEPTION
                                                             YEAR ENDED        THROUGH
                                                           MARCH 31, 2000    MARCH 31, 1999
                                                           --------------    --------------
                                                        (in thousands, except per share data)
  Net sales ............................................   $       39,931    $        5,938
  Cost of sales ........................................           32,685             5,110
                                                           --------------    --------------
  Gross profit .........................................            7,246               828
  Operating expenses:
   Marketing and sales .................................           34,616             1,013
   General and administrative ..........................           14,078             1,019
   Depreciation and amortization .......................           33,284                67
                                                           --------------    --------------
     Total operating expenses ..........................           81,978             2,099
                                                           --------------    --------------
  Loss from operations .................................          (74,732)           (1,271)
  Interest income ......................................            2,677                13
  Interest expense .....................................               (7)               (6)
                                                           --------------    --------------
  Net loss .............................................   $      (72,062)   $       (1,264)
                                                           --------------    --------------
  Net loss per share, basic and diluted ................   $        (2.65)   $        (0.12)
                                                           --------------    --------------
  Pro forma net loss per share, basic and diluted (1) ..   $        (2.05)   $        (0.10)
                                                           --------------    --------------
  Shares used to compute net loss per share:
   Basic and diluted ...................................           27,197            10,397
   Pro forma basic and diluted (1) .....................           35,071            13,264

BALANCE SHEET DATA

                                                 MARCH 31, 2000   MARCH 31, 1999
                                                 --------------   --------------
                                                         (in thousands)

  Cash and cash equivalents ..................   $       46,474   $          893
  Working capital ............................          148,898            2,555
  Total assets ...............................          177,608            5,108
  Total stockholders' equity .................          171,270            2,808

(1) SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR AN EXPLANATION OF THE DETERMINATION OF THE NUMBER OF SHARES AND SHARE EQUIVALENTS USED IN COMPUTING PRO FORMA PER SHARE AMOUNTS.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

OVERVIEW

      We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. Accordingly, the results for the 1999 fiscal year are the same as those for the period from our inception through March 31, 1999. We initially focused exclusively on the sale of new and vintage watches. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1998. Our net sales totaled $39.9 million for the fiscal year ended March 31, 2000 compared to $5.9 million for the fiscal year ended March 31, 1999. Our cost of sales and operating expenses have also increased significantly since inception. Cost of sales totaled $32.7 million during the year ended March 31, 2000 compared to $5.1 million for the fiscal year ended March 31, 1999. Total operating expenses, excluding non-cash items, totaled $48.7 and $2.0 million during fiscal years 2000 and 1999, respectively. This trend reflects increased product costs associated with net sales growth and additional marketing and sales costs to attract new customers and build brand awareness. In addition, general and administrative expenses have increased in connection with our expansion into new product categories and increased headcount. The increase in general and administrative expense is also attributable to the continued expansion of our Web site and associated systems to manage our growth in revenue and process customer orders and payments.

      The market for luxury and premium products is highly seasonal, with a disproportionate amount of net sales occurring during the fourth calendar quarter. Although less significant, seasonal sales periods occur in February, May and June due to Valentine's Day, graduation gift giving, Mother's Day and Father's Day. We expect that these trends will continue in future periods.

      Our gross margin was 18% and 14% for the fiscal years ended March 31, 2000 and 1999, respectively. Our gross margin will fluctuate in future periods based on factors such as:

      o     product sales mix;

      o     the mix of direct and indirect sources of inventory;

      o     pricing strategy;

      o     promotional activities;

      o     inventory management; and

      o     inbound and outbound shipping costs.

      We have incurred net losses of $72.1 and $1.3 million for the fiscal years ended March 31, 2000 and 1999, respectively. We expect to generate negative cash flows during future periods as we pursue marketing and advertising campaigns to attract new customers and build our brand identity, develop new strategic partnerships and invest in new operational and customer service infrastructure. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We have a limited operating history upon which to base an evaluation of our business and prospects. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base projected operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are fixed to a large extent. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected and could limit or delay our ability to generate net profits in any future period.

RESULTS OF OPERATIONS

NET SALES

      Net sales consist of product sales and are net of product returns, coupons and promotional discounts. Net sales increased from $5.9 million during fiscal 1999 to $39.9 million during fiscal 2000. The growth in net sales reflects a significant increase in units sold principally due to the growth in our customer base and repeat purchases from our existing customers, in addition to the introduction of new product lines during fiscal 2000. The increase in site traffic and awareness results primarily from advertising expenditures and additional product offerings and availability that were financed through our convertible preferred and common stock offerings.

COST OF SALES

      Cost of sales consists primarily of the cost of products sold, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $828,000 to $7.2 million during fiscal 2000 compared to fiscal 1999. Gross margin increased from 14% during fiscal 1999 to 18% during fiscal 2000. The increase in gross margin is principally due to the addition of new product categories, the mix of products sold and abnormally low margins during the prior year resulting from start-up activities.

OPERATING EXPENSES

      MARKETING AND SALES. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses. Fulfillment activities include receiving of goods, picking of goods for shipment and packaging of goods for shipment. Fulfillment costs, including the cost of operating and staffing distribution centers, are included in marketing and sales. Marketing and sales expenses increased from approximately $1.0 million during fiscal 1999 to $34.6 million during fiscal 2000. The increase during fiscal 2000 is primarily due to increases in our advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Our advertising and promotional expenditures are intended to build brand awareness, generate site traffic and increase overall sales.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include executive, finance and administrative employee salaries and benefits, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses increased to $14.1 million during fiscal 2000 compared to $1.0 million during fiscal 1999. The increase in general and administrative expenses was primarily a result of expenses associated with increased headcount, new office space and professional fees related to our growth and expanded activities.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation related to property and equipment as well as amortization related to deferred compensation, purchased intangibles and other assets. Depreciation and amortization expense was $33.3 million during fiscal 2000 compared to $67,000 in fiscal 1999. The increase relates to deferred compensation associated with stock options granted in the late fiscal 1999 and early fiscal 2000, Internet domain names and other intangible assets purchased during the current year and technology and other equipment purchased in the latter half of fiscal 1999 and continuing through fiscal 2000. We have recorded total deferred compensation of approximately $19.1 million during fiscal 2000 and $431,000 during fiscal 1999 in connection with stock options granted during these periods. The remaining deferred compensation of approximately $15.2 million at March 31, 2000 will be amortized through 2003. Internet domain names and related intangible assets purchased in connection with business acquisitions are amortized over their estimated useful lives, which is deemed to be two years.

      INTEREST INCOME. Interest income consists of earnings on cash and cash equivalents. The increase during the current fiscal year relates to interest earned on cash balances resulting from our Series B and Series C convertible preferred stock offerings in April 1999 and July 1999, respectively, and interest earned on cash balances resulting from our initial public offering in late September 1999. Interest income was $2.7 million during fiscal 2000 compared to $13,000 during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. We have financed our operations primarily through the private sales of convertible preferred stock, an initial public offering and a recent private sale of common stock. In April 1999, we sold $30.1 million of Series B convertible preferred stock, including the conversion of a $1.0 million note payable that was made in March 1999. In July 1999, we sold $16.3 million of Series C convertible preferred stock. In September 1999, we sold 6.25 million shares of common stock in connection with an initial public offering. Net of underwriting and other expenses, we realized proceeds of $73.6 million in connection with this offering. In December 1999, we sold 707,964 shares of our common stock to a leading online retailer for $10.0 million in cash. The proceeds from these offerings have generally been used to fund inventory purchases, marketing and advertising campaigns, employee salaries and equipment purchases.

      OPERATING ACTIVITIES. Net cash used in operating activities was approximately $68.7 million during fiscal year 2000. Net cash used in operating activities primarily consisted of net losses and increases in merchandise inventories and prepaid expenses. These uses were partially offset by increases in non-cash charges for deferred compensation and depreciation and amortization. Net cash used in operating activities during fiscal year 1999 was approximately $3.7 million primarily attributable to merchandise inventory purchases and net losses.

      INVESTING ACTIVITIES. Net cash used in investing activities totaled $14.8 million during fiscal 2000 and approximately $400,000 during fiscal 1999. Net cash used in investing activities during fiscal 2000 consisted of $6.9 million of purchases of property and equipment and $8.0 million of Internet domain and other intangible asset purchases and business acquisitions. Net cash used in investing activities during fiscal 1999 consisted of the acquisition of computer and office equipment, leasehold improvements and the purchase of a short-term investment.

      ASSET PURCHASES. In August 1999, we entered into an option agreement to purchase two Internet domain names and related trademarks from a product information Internet site. In connection with the option agreement, we paid $300,000 in cash upon execution of the option agreement for the exclusive right to acquire the Internet domain names and related trademarks. In October 1999, we exercised our option to acquire the Internet domain names and related trademarks. We paid an aggregate purchase price of $4.3 million representing $940,000 of cash (including the aforementioned payment in connection with the option agreement) and 332,500 shares of our common stock.

      In September 1999, we entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, we paid $1.6 million in cash upon execution for the domain name, related trademarks and non-competition covenants. The asset purchase agreement further provides that we will pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to us by the luxury goods retailer. The aggregate total of cash consideration paid in connection with each authorized dealer relationship transitioned to us by the luxury goods retailer shall not exceed $160,000, all of which has been paid as of March 31, 2000. In connection with the asset purchase agreement, a separate supply agreement was executed providing us with the right to purchase merchandise inventory directly from the luxury goods retailer for a period of one year from the execution of the supply agreement. We are not committed to any minimum purchase requirements in connection with the supply agreement.

      In January 2000, we entered into a merger agreement with an online fragrance retailer. In connection with the agreement, we paid an aggregate purchase price of $7.5 million representing $3.7 of cash, including acquisition costs and the assumption of certain liabilities, and 330,354 shares of our common stock. The principal assets received include an Internet domain name and related trademarks, inventory and other tangible and intangible assets related to Internet retail operations. The agreement further provides that we will issue up to an additional 736,514 shares of our common stock to the Internet retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the agreement.

      COMMITMENTS. As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and certain marketing and distribution agreements aggregating approximately $10.6 million through 2005. Although we have no material commitments for capital expenditures, management anticipates increases in capital expenditures consistent with anticipated growth in our operations and infrastructure.

      CREDIT FACILITY. In August 1999, we entered into a revolving credit agreement with a financial institution. The revolving credit facility provides for borrowings of up to $5.0 million for working capital needs under a revolving line of credit, the availability of which equals 50% of available merchandise inventory, as defined in the agreement. The revolving credit facility matures in August 2000 and bears interest at the financial institution's prime rate. Commitment fees equal to 0.33% per annum are payable on the unused portion of the facility. The revolving credit facility is secured by all of our assets, does not permit the payment of cash dividends and requires us to comply with certain earnings, liquidity, tangible net worth and capital expenditure covenants. Available borrowings under the revolving credit facility totaled $5.0 million and no amounts were outstanding as of March 31, 2000.

      We believe that current cash balances, together with available borrowings under the revolving credit facility, will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect that the adoption of SFAS 133 will have a material impact on our consolidated financial statements as we do not currently hold any derivative instruments.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact our revenue recognition policies.

      In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14) "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 is effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 will require the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. Free product and service incentives delivered to customers at the time of sale, totaling approximately $0.8 million during fiscal year 2000, are classified as marketing and sales in the accompanying consolidated statement of operations. No such costs were incurred during fiscal year 1999.

      Accounting standard setters are currently reviewing financial statements of Internet companies in order to achieve a consensus with respect to the financial statement presentation of certain items. Included in this review is the current practice of including certain warehouse and fulfillment costs in marketing and sales expense instead of in cost of sales. Fulfillment costs, including costs incurred to store, move and prepare products for shipment from the point the product is pulled from our warehouse to the point the product is provided to the third-party shipper, are included in marketing and sales expense in our consolidated financial statements. Such amounts totaled $1.9 million and $65,000 for the fiscal years ended 2000 and 1999, respectively.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and short-term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Exhibit (A) (1)

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors is incorporated by reference from the section entitled "Proposal No. 1 - Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on July 27, 2000. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 2000. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  Financial Statements:                                         Page

         Report of Independent Public Accountants                    pg. 32

         Consolidated Balance Sheets                                 pg. 33

         Consolidated Statements of Operations                       pg. 34

         Consolidated Statements of Stockholders' Equity             pg. 35

         Consolidated Statements of Cash Flows                       pg. 36

         Notes to Consolidated Financial Statements                  pg. 37


(A) (2)  Financial Statement Schedules:

         None.

         All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(A) (3)  Exhibits:


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

            3.2*        By-laws of the Company

            4.1* Amended and Restated Investors' Rights Agreement, dated July 9, 1999, among the Company and the investors and founders named therein

            4.2*        Specimen Certificate of the Company's common stock

            4.3         Reference is made to Exhibits 3.1 and 3.2

            10.1* Form of Indemnification Agreement entered into between the Company and its directors and officers

            10.2*       1998 Stock Incentive Plan

            10.3*       1999 Equity Incentive Plan

            10.4*       1999 Employee Stock Purchase Plan

            10.5* Office Lease dated July, 1999 between the Company and Crescent Real Estate Funding III, L.P.

            10.6* Employment Agreement dated May 10, 1999 between the Company and Kenneth E. Kurtzman

            10.7* Employment Agreement dated November 28, 1998 between the Company and James H. Whitcomb, Jr.

            10.8* Advertising Agreement dated July 30, 1999 between the Company and America Online, Inc.

            10.9* Credit Agreement dated August 9, 1999 between the Company and Chase Bank of Texas, National Association

            10.10****   Stock Purchase Agreement dated as of November 29, 1999
                        by and among the Company, Amazon.com, Inc. and Amazon.com Advertising Services NV, Inc.

            21.1        Subsidiaries of the Registrant

            27.1        Financial Data Schedule

            * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).

            ** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

            *** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on February 1, 1999.

            **** Incorporated by reference to the Company's Current Report on Form 8-K filed on December 15, 1999.

(B)   REPORTS ON FORM 8-K

      On January 31, 2000, we filed a Form 8-K under Item 2 announcing the execution of a merger agreement with Jasmin.com Corporation. On each of February 1, 2000 and March 30, 2000, we filed a Form 8-K/A under Item 2 which included audited financial statements of Jasmin.com Corporation and related pro forma consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2000                             ASHFORD.COM, INC.


                                                By: /s/ DAVID F. GOW
                                                David F. Gow
                                                Chief Financial Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the 27th day of June:

      SIGNATURE                           TITLE

      /s/  KENNETH E. KURTZMAN            Chief Executive Officer, Director
      Kenneth E. Kurtzman

      /s/  JAMES H. WHITCOMB, JR.         President, Chief Information Officer,
      James H. Whitcomb, Jr.              Director

       /s/  DAVID F. GOW                  Chief Financial Officer
      David F. Gow

      /s/  J. ROBERT SHAW                 Chairman of the Board
      J. Robert Shaw

      /s/  KEVIN R. HARVEY                Director
      Kevin R. Harvey

      /s/  COLOMBE M. NICHOLAS            Director
      Colombe M. Nicholas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Ashford.com, Inc.:

We have audited the accompanying consolidated balance sheets of Ashford.com, Inc. and subsidiaries (the Company), a Delaware corporation, as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2000 and the period from inception (March 6, 1998) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford.com, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended March 31, 2000 and the period from inception (March 6, 1998) through March 31, 1999, in conformity with accounting principles generally accepted in the United States.

Houston, Texas
May 1, 2000

ASHFORD.COM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

                                                                    MARCH 31, 2000    MARCH 31, 1999
                                                                    --------------    --------------
ASSETS
  Current assets:
   Cash and cash equivalents ....................................   $       46,474    $          893
   Certificates of deposit ......................................              120               100
   Accounts receivable, net of allowance for doubtful accounts
     of $25 and $- at March 31, 2000 and 1999, respectively .....            4,527               136
   Merchandise inventory ........................................           24,205             3,273
   Prepaid and other ............................................           79,793               453
                                                                    --------------    --------------
     Total current assets .......................................          155,119             4,855

  Property and equipment, net of accumulated depreciation
    of $1,159 and $49 at March 31, 2000 and 1999,
    respectively ................................................            7,837               253

  Purchased intangibles, net of accumulated amortization of
    $2,141 at March 31, 2000 ....................................           11,365              --
  Other assets ..................................................            3,287              --
                                                                    --------------    --------------
  Total assets ..................................................   $      177,608    $        5,108
                                                                    ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable and accrued liabilities .....................   $        6,221    $        1,300
   Note payable .................................................             --               1,000
                                                                    --------------    --------------
     Total current liabilities ..................................            6,221             2,300

  Other long-term liabilities ..................................              117              --

COMMITMENTS AND CONTINGENCIES

  Stockholders' equity:
   Convertible preferred stock, $.001 par value, no
     shares authorized, issued or outstanding at
     March 31, 2000; 19,166,250 shares authorized,
     9,500,000 shares issued and outstanding at March 31, 1999 ..             --                   9

   Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2000; no shares
     authorized, issued or outstanding at March 31, 1999 ........             --                --

   Common stock, $.001 par value, 54,150,000 shares authorized,
     44,956,224 and 10,687,500 shares issued and outstanding at
     March 31, 2000 and 1999, respectively ......................               45                10

   Additional paid-in capital ...................................          260,563             4,467
   Subscription receivable ......................................             (780)             --
   Deferred compensation ........................................          (15,232)             (414)
   Accumulated deficit ..........................................          (73,326)           (1,264)
                                                                    --------------    --------------
     Total stockholders' equity .................................          171,270             2,808
                                                                    --------------    --------------
  Total liabilities and stockholders' equity ....................   $      177,608    $        5,108
                                                                    ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ASHFORD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except par value and per share amounts)

                                                                           PERIOD FROM INCEPTION
                                                          YEAR ENDED          (MARCH 6, 1998)
                                                         MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                         --------------    ----------------------
 Net sales ...........................................   $       39,931    $                5,938
 Cost of sales .......................................           32,685                     5,110
                                                         --------------    ----------------------
 Gross profit ........................................            7,246                       828

 Operating expenses:
  Marketing and sales ................................           34,616                     1,013
  General and administrative .........................           14,078                     1,019
  Depreciation and amortization ......................           33,284                        67
                                                         --------------    ----------------------
 Total operating expenses ............................           81,978                     2,099
                                                         --------------    ----------------------
 Loss from operations ................................          (74,732)                   (1,271)
 Interest income .....................................            2,677                        13
 Interest expense ....................................               (7)                       (6)
                                                         --------------    ----------------------
 Net loss ............................................   $      (72,062)   $               (1,264)
                                                         --------------    ----------------------
 Net loss per share, basic and diluted ...............   $        (2.65)   $                (0.12)
                                                         --------------    ----------------------
 Pro forma net loss per share, basic and diluted .....   $        (2.05)   $                (0.10)
                                                         --------------    ----------------------
 Shares use to compute net loss per share:

  Basic and diluted ..................................           27,197                    10,397
  Pro forma basic and diluted (1) ....................           35,071                    13,264

(1) INCLUDES SHARES ASSOCIATED WITH THE CONVERSION OF PREFERRED STOCK INTO COMMON STOCK AS IF THE CONVERSION ACCURRED ON THE DATES OF ORIGINAL ISSUANCE. SEE NOTE 2.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ASHFORD.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                       ADDITIONAL
                                                         PREFERRED STOCK            COMMON STOCK        PAID-IN     SUBSCRIPTION
                                                      SHARES     PAR VALUE      SHARES    PAR VALUE      CAPITAL     RECEIVABLE
                                                    ---------    ---------    ---------   ---------    ----------   ------------
 Balance at Inception, March 6, 1998 ............        --      $    --           --     $    --      $     --     $       --
  Issuance of common stock for cash
   upon formation on March 6, 1998 ..............        --           --          6,313           6            (5)          --
  Issuance of common stock for
   services in April 1998 .......................        --           --          4,375           4            50           --
  Issuance of Series A preferred stock
   in exchange for cash and conversion of note
   payable on December 4, 1998 ..................       9,500            9         --          --           3,991           --
  Deferred compensation related to grants
   of options to purchase common stock ..........        --           --           --          --             431           --
  Amortization of deferred compensation .........        --           --           --          --            --             --
  Net loss ......................................        --           --           --          --            --             --
                                                    ---------    ---------    ---------   ---------    ----------   ------------
 Balance at March 31, 1999 ......................       9,500    $       9       10,688   $      10    $    4,467   $       --
  Deferred compensation related to
   grants of options to purchase common stock ...        --           --           --          --          19,123           --
  Issuance of Series B preferred stock in exchange
   for cash and conversion of note
   payable on April 17, 1999 ....................       7,149            7         --          --          30,083           --
  Officer exercise of options to purchase
   common stock pursuant to note receivable .....        --           --          1,852           2           778           (780)
  Issuance of Series C preferred stock in
   exchange for cash on  July 8, 1999 ...........       1,425            2         --          --          16,302           --
  Conversion of preferred stock into common
   stock in connection with initial public
   offering on September 22, 1999 ...............     (18,074)         (18)      18,074          18          --             --
  Issuance of common stock in exchange for cash
   in connection with initial public offering
   on September 22, 1999, net of offering
   expenses of $1.9 million .....................        --           --          6,250           6        73,642           --
  Issuance of warrants in connection with
   execution of distribution and
   marketing agreements .........................        --           --           --          --           4,182           --
  Issuance of common stock in connection
   with Internet domain and other
   intangible asset purchases ...................        --           --            685           1         7,374           --
  Issuance of common stock for
   cash and marketing agreement .................        --           --          7,407           8       104,612           --
  Amortization of deferred compensation .......          --           --           --          --            --             --
  Net loss ......................................        --           --           --          --            --             --
                                                    ---------    ---------    ---------   ---------    ----------   ------------
 Balance at March 31, 2000 ......................        --      $    --         44,956   $      45    $  260,563   $       (780)
                                                    =========    =========    =========   =========    ==========   ============

                                                                                         TOTAL
                                                         DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                                      COMPENSATION      DEFICIT         EQUITY
                                                      ------------    -----------    -------------
 Balance at Inception, March 6, 1998 ............     $       --      $      --      $        --
  Issuance of common stock for cash
   upon formation on March 6, 1998 ..............             --             --                  1
  Issuance of common stock for
   services in April 1998 .......................             --             --                 54
  Issuance of Series A preferred stock
   in exchange for cash and conversion of note
   payable on December 4, 1998 ..................             --             --              4,000
  Deferred compensation related to grants
   of options to purchase common stock ..........             (431)          --               --
  Amortization of deferred compensation .........               17           --                  17
  Net loss ......................................             --           (1,264)          (1,264)
                                                      ------------    -----------    -------------
 Balance at March 31, 1999 ......................     $       (414)   $     (1,264)  $       2,808
  Deferred compensation related to
   grants of options to purchase common stock ...          (19,123)          --               --
  Issuance of Series B preferred stock in exchange
   for cash and conversion of note
   payable on April 17, 1999 ....................             --             --             30,090
  Officer exercise of options to purchase
   common stock pursuant to note receivable .....             --             --               --
  Issuance of Series C preferred stock in
   exchange for cash on  July 8, 1999 ...........             --             --             16,304
  Conversion of preferred stock into common
   stock in connection with initial public
   offering on September 22, 1999 ...............             --             --               --
  Issuance of common stock in exchange for cash
   in connection with initial public offering
   on September 22, 1999, net of offering
   expenses of $1.9 million .....................             --             --             73,648
  Issuance of warrants in connection with
   execution of distribution and
   marketing agreements .........................             --             --              4,182
  Issuance of common stock in connection
   with Internet domain and other
   intangible asset purchases ...................             --             --              7,375
  Issuance of common stock for
   cash and marketing agreement .................             --             --            104,620
  Amortization of deferred compensation .........            4,305           --              4,305
  Net loss ......................................             --          (72,062)         (72,062)
                                                      ------------    -----------    -------------
 Balance at March 31, 2000 ......................     $    (15,232)   $   (73,326)   $     171,270
                                                      ============    ===========    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ASHFORD.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                 PERIOD FROM INCEPTION
                                                                                 YEAR ENDED         (MARCH 6, 1998)
  CASH FLOWS FROM OPERATING ACTIVITIES                                         MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                                               --------------    ----------------------
   Net loss ................................................................   $      (72,062)   $               (1,264)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .........................................           33,284                        67
     Compensation expense related to issuance of common stock ..............             --                          52

   Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable ...................................................           (4,391)                     (136)
     Merchandise inventory .................................................          (20,635)                   (3,273)
     Prepaid and other .....................................................           (8,390)                     (453)
     Other assets ..........................................................             (201)                     --
     Accounts payable and accrued liabilities ..............................            3,733                     1,300
                                                                               --------------    ----------------------
        Net cash used in operating activities ..............................          (68,662)                   (3,707)
                                                                               --------------    ----------------------
  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment .....................................           (6,853)                     (302)
   Internet domain and other intangible asset purchases ....................           (7,936)                     --
   Certificates of deposit .................................................              (20)                     (100)
                                                                               --------------    ----------------------
        Net cash used in investing activities ..............................          (14,809)                     (402)
                                                                               --------------    ----------------------
  CASH FLOWS FROM FINANCING ACTIVITIES

   Net proceeds from initial public offering ...............................           73,648                      --
   Proceeds from issuance of common stock ..................................           10,000                         2
   Issuance of Series A preferred stock ....................................             --                       3,245
   Issuance of Series B preferred stock ....................................           29,100                      --
   Issuance of Series C preferred stock ....................................           16,304                      --
   Proceeds from notes payable .............................................             --                       1,755
                                                                               --------------    ----------------------
        Net cash provided by financing activities ..........................          129,052                     5,002
                                                                               --------------    ----------------------
   Net increase in cash and cash equivalents ...............................           45,581                       893

  CASH AND CASH EQUIVALENTS

   Beginning of period .....................................................              893                      --
                                                                               --------------    ----------------------
   End of period ...........................................................   $       46,474    $                  893
                                                                               ==============    ======================
  SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

   Issuance of preferred stock upon conversion of note payable,
     including accrued interest ............................................   $         --      $                  755
   Issuance of common stock in connection with marketing agreement .........           94,620                      --
   Issuance of common stock in connection with Internet domain
     and other intangible asset purchases ..................................            7,375                      --
   Issuance of warrants in connection with execution of distribution
     and marketing agreements ..............................................            4,182                      --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000


1. OPERATIONS AND ORGANIZATION OF BUSINESS

BACKGROUND

Ashford.com, Inc. (the Company), formerly NewWatch Company, is a Delaware corporation which was incorporated on March 6, 1998 (Inception), and commenced operations in April 1998. The Company is engaged in the distribution of luxury and premium products including new and vintage watches, diamonds, jewelry, fragrances, leather accessories, sunglasses and writing instruments, primarily through online sales.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses since inception. Management believes that the existing working capital in addition to revenue generated from product sales will support the Company's operations through March 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized on sales of merchandise held for sale when the product is sold and shipped, net of coupons, discounts and estimated returns.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less.

CERTIFICATES OF DEPOSIT

Certificates of deposit were issued for the purpose of securing certain bank accounts and will mature in July 2000 and January 2001.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, certificates of deposit and accounts receivable. Cash, cash equivalents and certificates of deposit are deposited with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion substantially throughout the United States. A substantial portion of the Company's net sales are derived from customer credit cards. As a result, the related accounts receivable from these sales are collected within a few days of processing the credit card transactions. Credit is also extended to a select group of customers based upon an evaluation of the customer's financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility. Credit losses have not been significant to date.

During the year ended March 31, 2000 and for the period from Inception through March 31, 1999, no customers accounted for more than 10% of net revenues.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash, cash equivalents, certificates of deposit, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

MERCHANDISE INVENTORY

Inventory consists of merchandise held for sale, and is stated at the lower of cost or market. The Company uses the average cost method of determining the cost of its inventory and evaluates the market value of its inventory quarterly based on known market prices available directly from manufacturers and key suppliers. Inventory balances are reviewed monthly for slow moving inventories.

PURCHASED INTANGIBLES

Purchased intangibles include Internet domain names, related trademarks and other identifiable intangible assets purchased by the Company and are presented net of related accumulated amortization. As a result of rapid technological and industry changes occurring in the Internet industry, purchased intangibles are amortized over estimated useful lives of two years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future estimated undiscounted cash flows attributable to such assets. The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated.

FULFILLMENT COSTS

Included in marketing and sales expense are fulfillment costs, which consist of the cost of operating and staffing warehousing and distribution centers. Such costs include those attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment.

ADVERTISING COSTS

The costs of advertising are expensed the first time the advertising takes place. No direct-response advertising has been incurred. For the year ended March 31, 2000 and for the period from Inception through March 31, 1999, the Company incurred advertising expense of approximately $23.7 million, and $694,000, respectively.

TECHNOLOGY, CONTENT AND WEB SITE DEVELOPMENT COSTS

Technology and content costs consist principally of payroll and related expenses for development, systems and telecommunications operations personnel and consultants. Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software.

Costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized Web site development costs at March 31, 2000, primarily relate to external direct costs incurred in developing and obtaining software utilized on the Company's Web site.

START-UP COSTS

In accordance with SOP 98-5, the Company has expensed all start-up costs, including organization costs, as incurred.

WARRANTY

The Company guarantees its watches to be genuine, in new condition and free from defects for a period of at least two years. If the Company is an authorized agent or service center for the manufacturer, it will extend the original manufacturer's warranty for a period of two years. The Company estimates future warranty costs not covered by the original manufacturer's warranty. Warranty expense is accrued at the date revenue is recognized on the sale of merchandise held for sale. The Company has not incurred significant warranty claims to date.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES

The Company is a C Corporation for U.S. federal income tax purposes and uses the liability method in accounting for income taxes. Under this method, deferred taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been established where necessary to reduce deferred tax assets to the amount more likely than not expected to be realized in future tax returns.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not engaged in transactions that are required to be reported in comprehensive income.

SEGMENT INFORMATION

The Company complies with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment: the retail sale of luxury products in the United States.

STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation", establishes a fair value-based method of accounting for stock-based compensation plans. SFAS 123 allows the Company to adopt one of two methods for accounting for stock options. The Company has elected the method that requires disclosure only of stock-based compensation. Because of this election, the Company accounts for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of the Company's stock on the date of grant, no compensation expense is recorded.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants, convertible preferred stock and contingently issuable common stock are not included because they are antidilutive.

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of outstanding preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the dates of original issuance (See Note 7).

The following table sets forth the computation of basic and dilutive, and pro forma basic and dilutive, net loss per share (in thousands, except per share amounts):

                                                              YEAR ENDED       PERIOD FROM INCEPTION
                                                             MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                             --------------    ----------------------
  Numerator-
   Net loss ..............................................   $      (72,062)   $               (1,264)
                                                             ==============    ======================
  Denominator-
   Weighted average common shares ........................           27,197                    10,397
                                                             ==============    ======================
   Denominator for basic and diluted calculation .........           27,197                    10,397
   Weighted average effect of pro forma securities-
     Series A preferred stock ............................            4,503                     2,867
     Series B preferred stock ............................            3,075                      --
     Series C preferred stock ............................              296                      --
                                                             --------------    ----------------------
   Denominator for pro forma basic and diluted calculation           35,071                    13,264
                                                             --------------    ----------------------
  Net loss per share-
   Basic and diluted .....................................   $        (2.65)   $                (0.12)
                                                             ==============    ======================
   Pro forma basic and diluted ...........................   $        (2.05)   $                (0.10)
                                                             ==============    ======================

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements as the Company does not currently hold any derivative instruments.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition policies.

In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14) "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 is effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 will require the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. Free product and service incentives delivered to customers at the time of sale, totaling approximately $0.8 million during fiscal year 2000, are classified as marketing and sales in the accompanying consolidated statement of operations. No such costs were incurred during fiscal year 1999.

3. SIGNIFICANT ACQUISITIONS

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

In September 1999, the Company entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, the Company paid $1.6 million in cash upon execution for the domain name, related trademarks and non-competition covenants. The asset purchase agreement further provides that the Company will pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to the Company by the luxury goods retailer. The aggregate total of such cash consideration shall not exceed $160,000, all of which has been paid as of March 31, 2000. In connection with the asset purchase agreement, the Company and the luxury goods retailer also entered into a separate supply agreement providing the Company with the right to purchase merchandise inventory directly from the luxury goods retailer for a period of one year from the execution of the supply agreement. The Company is not committed to any minimum purchase requirements in connection with the supply agreement.

In January 2000, the Company entered into a merger agreement with an online fragrance retailer. In connection with the agreement, the Company paid an aggregate purchase price of $7.5 million representing $3.7 of cash, including the assumption of certain liabilities, and 330,354 shares of the Company's common stock. The principal assets received include an Internet domain name and related trademarks, inventory and other tangible and intangible assets related to Internet retail operations. The agreement further provides that the Company will issue up to an additional 736,514 shares of its common stock to the Internet retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the agreement. This acquisition was accounted for using the purchase method of accounting. The purchase price was allocated in accordance with APB 16, "Business Combinations," as follows (in thousands):

             Property and equipment ........................              $  780
             Intangible assets .............................               6,444
             Net working capital items .....................                 319
                                                                          ------
             Total purchase price ..........................              $7,543
                                                                          ======

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The allocation does not include the issuance of additional shares of the Company's common stock, not to exceed 736,514 shares, upon the resolution of certain authorized dealer relationship contingencies as set forth in the agreement. Property and equipment relate primarily to computer equipment and software costs. Intangible assets resulting from the acquisition relate to an Internet domain name, related trademarks, customer lists and direct brand relationships and is being amortized using the straight-line method over an expected useful life of 2 years.

The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per share as if the acquisition of the online fragrance retailer had occurred as of the Company's Inception.

                                                     YEAR ENDED       PERIOD FROM INCEPTION
                                                   MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                   --------------    ----------------------
  Revenues .....................................   $       40,177    $                5,952
                                                   --------------    ----------------------
  Net loss .....................................   $      (77,603)   $               (1,372)
                                                   --------------    ----------------------
  Basic and diluted net loss per share .........   $        (2.82)   $                (0.12)
                                                   ==============    ======================

4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expense as incurred. Property and equipment consists of the following (in thousands):

                                           ESTIMATED USEFUL LIFE  MARCH 31, 2000   MARCH 31, 1999
                                           ---------------------  --------------   --------------
  Software and Web site development costs                2 years  $        4,290   $         --
  Computer and office equipment                     3 to 5 years           3,978              256
  Machinery and equipment                                5 years             134             --
  Leasehold improvements                            3 to 5 years             594               46
                                                                  --------------   --------------
                                                                           8,996              302
  Less- Accumulated depreciation                                          (1,159)             (49)
                                                                  --------------   --------------
     Property and equipment, net                                  $        7,837   $          253
                                                                  ==============   ==============

Depreciation expense totaled approximately $1.1 million and $49,000 during the year ended March 31, 2000 and the period from Inception through March 31, 1999, respectively.

5. NOTE PAYABLE

In March 1999, the Company received $1.0 million cash from a stockholder in exchange for a note payable bearing interest at an annual rate of 6%. The note payable had a maturity date of June 1999. The note payable was converted into preferred stock in April 1999 (see Note 7). In management's opinion, the terms of this note and its subsequent conversion were at arms length.

6. REVOLVING CREDIT FACILITY

In August 1999, the Company entered into a revolving credit agreement with a financial institution (the "Revolving Credit Facility"). The Revolving Credit Facility provides for borrowings of up to $5.0 million for working capital needs under a revolving line of credit, the availability of which equals 50% of available merchandise inventory, as defined in the agreement. The Revolving Credit Facility matures in August 2000 and bears interest at the prime rate. Commitment fees equal to 0.33% per annum are payable on the unused portion of the facility. The Revolving Credit Facility is secured by all of the Company's assets, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, liquidity, tangible net worth and capital expenditure covenants. Available borrowings under the revolving credit facility totaled $5.0 million and no amounts were outstanding as of March 31, 2000.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

In December 1998, the Company entered into a stock purchase agreement with an investor whereby the Company issued 9,500,000 shares of Series A convertible preferred stock in exchange for approximately $3,245,000 in cash and conversion of a $755,000 note payable, including accrued interest.

In April 1999, the Company increased the number of authorized shares of its convertible preferred stock to 17,100,000 with a par value of $.001 per share. In addition, 7,600,000 shares of the Company's preferred stock was designated as Series B preferred stock. Also in April 1999, the Company entered into a stock purchase agreement with five investors whereby 7,148,750 shares of the Company's Series B convertible preferred stock was issued in exchange for approximately $29.1 million in cash and conversion of a $1.0 million note payable, including accrued interest.

In July 1999, the Company increased the number of authorized shares of its convertible preferred stock to 19,166,250 shares with a par value of $.001 per share. In addition, 2,066,250 shares of the Company's convertible preferred stock was designated as Series C convertible preferred stock. Also in July 1999, the Company entered into a stock purchase agreement with six investors whereby 1,425,679 shares of the Company's Series C convertible preferred stock were issued in exchange for approximately $16.3 million in cash.

On September 22, 1999, the Company completed its initial public offering of 6,250,000 shares of its common stock. Net proceeds before expenses to the Company were approximately $73.6 million. As of the closing date of the offering, all of the Series A, Series B and Series C convertible preferred stock was converted into an aggregate of 18,074,429 shares of common stock. Concurrent with the initial public offering, the Board of Directors were authorized, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each preferred stock series.

WARRANTS

In connection with a number of distribution and marketing agreements entered into with luxury brand owners and representatives during fiscal 2000, the Company has issued 482,930 warrants which are fully vested and may be exercised for 482,930 shares of common stock. The warrants are exercisable through January 2002 at a weighted average exercise price of $8.83 per share. The agreements are for periods up to twenty-four months and provide the Company with certain exclusive online distributor rights, allow the Company to utilize certain trademarks and images in connection with its marketing and advertising activities and require the Company to fund certain marketing and advertising activities. The Company has recorded the estimated fair value of the warrants on the date of grant as deferred marketing expense which is being amortized over the terms of the related agreements. Deferred marketing expense totaled $2.4 million at March 31, 2000 and is included in other assets in the accompanying consolidated balance sheet. No warrants were outstanding at March 31, 1999 and none were exercised through March 31, 2000.

RESTRICTED STOCK

On December 4, 1998, the Company entered into an agreement with its founding and key management employees whereby the employees agreed to allow 5,957,099 shares of previously issued common stock to be subject to certain restrictions (Restricted Stock). The restrictions provide the Company with the right, but not the obligation, to repurchase any unvested shares of Restricted Stock upon termination of employment. Under this agreement, one holder's Restricted Stock, representing 1,895,849 shares, vests ratably over a 39-month service period. Of the other holders' Restricted Stock, 1,015,313 shares vested on March 6, 1999; the remaining shares vest ratably over a 36-month service period. Restrictions on 1,598,305 and 1,268,929 shares lapsed into unrestricted common stock during fiscal 2000 and 1999, respectively. With the exception of the vesting period, holders of Restricted Stock retain all the rights of common stockholders including voting, dividend and liquidation rights. The remaining 3,089,865 shares subject to restrictions are included in outstanding common stock in the accompanying balance sheet at March 31, 2000.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMMON STOCK

The holders of the common stock are entitled to receive dividends when and as declared by the board of directors. Upon the liquidation, dissolution or winding up of the Company, all of the remaining assets of the Company available for distribution after that required for holders of preferred stock shall be distributed among the holders of common stock pro rata based on the number of shares held by each. The common stock is not redeemable. The holders of outstanding common stock are entitled to elect two directors of the Company at each annual election of directors.

In April 1999, the Company increased the number of authorized shares of its common stock to 54,150,000 shares with a par value of $.001 per share.

In August 1999, the Company's board of directors declared a stock split of 4.75 shares for every 1 share of common stock or preferred stock then outstanding. The stock split became effective on September 21, 1999. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split, including an assumed increase in authorized shares of common stock and preferred stock. The par value of the shares of common stock to be issued in connection with the stock split was credited to common stock and a like amount charged to additional paid-in capital.

In December 1999, the Company sold 707,964 shares of its common stock to a leading online retailer for $10.0 million in cash. The Company also issued an additional 6,698,664 shares of its common stock to the online retailer in exchange for par value and advertising placements targeted at the online retailer's customer base with the intent of delivering new customers to the Company (the "Advertising Placements"). The fair market value of the shares issued in connection with the Advertising Placements totaled $94.6 million and is being amortized over the one-year term of the agreement. As of March 31, 2000, the net amount related to this agreement included in prepaid and other current assets in the accompanying consolidated balance sheet totaled $71.0 million.

EQUITY INCENTIVE COMPENSATION PLANS

In April 1998, the Company adopted an incentive compensation plan (the 1998 Stock Incentive Plan) which provided the ability to grant incentive stock options, nonqualified stock options and restricted stock. The Company does not intend to grant any additional options or stock awards under this plan.

In July 1999, the Company adopted an incentive compensation plan (the 1999 Stock Incentive Plan) which provides the ability to award incentive stock options, nonqualified stock options, restricted stock, stock units and stock appreciation rights. The aggregate number of awards under the 1999 Stock Incentive Plan shall not exceed 4,275,000 shares of common stock. The 1999 Stock Incentive Plan allows for annual increases of the lesser of 5% of the total number of shares of common stock then outstanding or 1,900,000 shares of common stock. In February 2000, the Company adopted an incentive compensation plan (the 2000 Non-Officer Stock Plan) which provides the ability to grant up to 2,490,000 incentive stock options to non-officer employees. The 1999 Stock Incentive Plan and the 2000 Non-Officer Stock Plan are administered by the board of directors of the Company, which has the authority to determine the type, number, vesting requirements and other features and conditions of such awards.

Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four year period and expire ten years from the date of grant.

The following table summarizes stock option activity under the plans:

                                                  WEIGHTED AVERAGE     WEIGHTED AVERAGE
                                NUMBER OF SHARES   EXERCISE PRICE    GRANT DATE FAIR VALUE
                                ----------------  ----------------   ---------------------
   Balance at Inception                    --                --
   Options granted                    1,258,750   $           0.05   $                0.16
   Options forfeited                       (190)  $           0.05
                                ----------------  ----------------
   Outstanding at March 31, 1999      1,258,560   $           0.05
   Options granted                    7,269,976   $           4.70   $                4.02
   Options exercised                 (1,852,500)  $           0.43
   Options forfeited                   (252,644)  $           4.91
                                ----------------  ----------------
   Outstanding at March 31, 2000      6,423,392   $           5.01
                                ================  ================

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information regarding stock options outstanding and exercisable as of March 31, 2000:

                                    OUTSTANDING OPTIONS                        VESTED AND EXERCISABLE
                   ----------------------------------------------------  ----------------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING      WEIGHTED AVERAGE                    WEIGHTED AVERAGE
   EXERCISE PRICE  NUMBER OF SHARES  CONTRACTUAL LIFE   EXERCISE PRICE   NUMBER OF SHARES   EXERCISE PRICE
  ---------------  ----------------  ----------------  ----------------  ----------------  ----------------
            $ .05         1,253,050                 9          $   0.05           387,867         $    0.05
            $ .43         1,679,528                 9              0.43           365,663              0.43
           $ 4.22            71,250                 9              4.22            11,133              4.22
  $ 6.38 - $ 9.31         1,951,898                10              7.75           198,866              8.45
  $ 9.58 - $14.19         1,425,666                10             10.82           224,070             11.05
          $ 14.94            42,000                10             14.94             3,063             14.94
                   ----------------                                      ----------------
   Total                  6,423,392                                             1,190,662

Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred compensation has been recorded for those situations where the exercise price of an option was lower than the deemed fair value of the underlying common stock. Prior to the Company's initial public offering, the fair value of the common stock on the date of grant was determined based upon valuations in relation to preferred stock financings and an independent appraisal. For the year ended March 31, 2000 and the period from Inception through March 31, 1999, the Company recorded aggregate deferred compensation of $19.1 million and $431,500, respectively, which is being amortized over the vesting period of the underlying options. For the year ended March 31, 2000 and the period from Inception through March 31, 1999, total amortization of deferred compensation totaled $4.3 million and $17,500, respectively.

Had compensation expense been determined consistent with the provisions of SFAS 123, the Company's net loss for the year ended March 31, 2000 and the period from Inception through March 31, 1999, would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                        YEAR ENDED      PERIOD FROM INCEPTION
                                                      MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                      --------------    ----------------------
  Net loss-
   As reported ....................................   $      (72,062)   $               (1,264)
   Pro forma ......................................   $      (71,607)                   (1,255)
  Basic and diluted net loss per share-
   As reported ....................................   $        (2.65)   $                (0.12)
   Pro forma ......................................   $        (2.04)   $                (0.12)
  Pro forma basic and diluted net loss per share-
   As reported ....................................   $        (2.05)   $                (0.10)
   Pro forma ......................................   $        (2.04)   $                (0.10)

Prior to the Company's initial public offering, the Company computed the fair value of options granted using the minimum value method. Significant weighted average assumptions used to estimate fair value of options granted prior to the Company's initial public offering include a risk-free interest rate of 5.6 percent, expected lives of 10 years and no expected dividends. Subsequent to the Company's initial public offering, the Company computed the fair value of options granted using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value of options granted subsequent to the Company's initial public offering include a risk-free interest rate of 6 percent, expected lives of 3 years, expected volatility of 98 percent and no expected dividends.

EMPLOYEE STOCK PURCHASE PLAN

On July 9, 1999, the Company adopted a compensatory employee stock purchase plan, effective September 22, 1999, for up to 950,000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay, as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is lower of 85% of the market price on the first or last day of the fiscal quarter. Through March 31, 2000, no shares of common stock have been issued under the plan.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYEE LOAN

In May 1999, the Company entered into a $780,000 full-recourse promissory note with its Chief Executive Officer, in connection with the exercise of options to purchase 1,852,500 shares of common stock. The note bears interest at the rate of 5% per annum, is secured by a pledge of the shares acquired and is payable in full by May 2004.

8. INCOME TAXES

A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of operations is as follows:

                                                     YEAR ENDED       PERIOD FROM INCEPTION
                                                   MARCH 31, 2000    THROUGH MARCH 31, 1999
                                                   --------------    ----------------------
  Income tax at the statutory rate .............   $      (24,501)   $                 (496)
  Increase (decrease) resulting from:
   Increase in valuation allowance .............           23,650                       495
   Incentive stock options .....................              533                      --
   Non-deductible expenses .....................              318                         1
                                                   --------------    ----------------------
     Total .....................................   $         --      $                 --
                                                   ==============    ======================

Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                     March 31, 2000    March 31, 1999
                                                                     --------------    --------------
  Deferred tax assets-
   Net operating loss carryforward ...............................   $       22,075    $          592
   Capitalized start-up costs for tax purposes ...................              449                15
   Accruals and reserves .........................................              162                10
   Non-qualified stock options ...................................              936              --
   Other .........................................................              644                 7
                                                                     --------------    --------------
     Total deferred tax assets ...................................           24,266               624

  Deferred tax liabilities-
   Difference between book and tax basis of property and equipment             (121)             --
   Prepaids and other ............................................             --                (129)
                                                                     --------------    --------------
     Total deferred tax liabilities ..............................             (121)             (129)

  Less- Valuation allowance ......................................          (24,145)             (495)

     Deferred tax assets, net ....................................   $         --      $         --

Due to the uncertainty surrounding the realization of these assets, a valuation allowance has been provided to fully offset the deferred tax assets. As of March 31, 2000 and 1999, Ashford.com had net operating loss carryforwards of approximately $64.9 million and $1.7 million, respectively, which may be used to offset taxable income in future years. The net operating loss carryforward will begin to expire in fiscal year 2014. A change in control, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards.

9. RELATED PARTY TRANSACTIONS

Certain key members of the Company's management and the board of directors are stockholders of a company from which the Company purchases computer equipment, receives consulting services and rented certain office space at prices and terms that management believes are equivalent to those available to and transacted with unrelated parties. During year ended March 31, 2000 and the period from Inception, through March 31, 1999, charges for consulting services and office rent, and payments for computer equipment to this related party totaled $2.5 million and $172,848, respectively.

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the Company entered into a marketing agreement with a minority interest stockholder for the delivery of new customers at a price and terms that management believes are equivalent to those available and transacted with unrelated parties. Payments totaling $6.0 million have been made as of March 31, 2000 pursuant to this agreement.

10. COMMITMENTS AND CONTINGENCIES

LEASES

Rent expense for the year ended March 31, 2000 and for the period from Inception (March 6, 1999) through March 31, 1999, was approximately $853,000 and $47,000, respectively.

Future minimum lease payments relating to noncancelable operating leases, primarily for office space and equipment, are as follows:

              For the year ending March 31:
                          2001                  $      943
                          2002                         976
                          2003                         989
                          2004                          70
                          2005                          16
                                                ----------
                                                $    2,994
                                                ==========

ADVERTISING, MARKETING AND DISTRIBUTION AGREEMENTS

The Company has entered into certain advertising, marketing and distribution agreements which include fixed payments through March 2002. The costs associated with these agreements are recognized on a systematic basis based on the terms of the individual agreements, generally over the ratio of the number of impressions delivered to the total number of contracted impressions, on a straight-line basis over the term of the individual agreement or as the related services are received. Future minimum commitments under these agreements for the years ended March 31, 2001 and 2002 total $7.1 million and $0.5 million, respectively.

401(K) PLAN

Effective February 1, 1999, the Company established a defined contribution 401(k) plan. Employees eligible to join the plan are those 21 years of age or older and have a minimum of 1,000 hours of service within a 12-month period after their date of hire. Eligible employees may enter the plan on the effective date and thereafter on any January 1 or July 1. The service requirement is waived for those employed on the effective date. The Company does not contribute to the plan.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with each of its employees. Either party may terminate such employment agreement at any time. The employment agreements provide for employees to receive the compensation and benefits offered to and accepted by them. The employment agreements also provide the Company with protection for its trade secrets, intellectual property rights and other confidential information.

POSSIBLE VIOLATION OF SECTION 5 IN CONNECTION WITH THE DIRECTED SHARE PROGRAM

On July 9, 1999, the board of directors authorized the filing of a registration statement with the Securities and Exchange Commission permitting the Company to sell shares of common stock to the public. As part of this offering, the Company and its underwriters determined to make available up to 437,500 shares at the initial public offering price for employees and other persons associated with the Company (the "Directed Share Program"). Prior to the effectiveness of the registration, an underwriter of the offering distributed written materials to employees and other persons associated with the Company describing the Directed Share Program. These materials may constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the mailing of these materials did constitute a violation of the Securities Act of 1933, the recipients of the materials who purchased common stock in this offering through the Directed Share Program would have the right, for a period of one year from the date of purchase, to obtain recovery of the consideration paid in connection with damages resulting from their purchase of common stock. These refunds or damages could total up to $5.7 million, plus interest, based on the initial public offering price of $13.00 per share, if these investors seek recovery or damages after an entire loss on their investment. Such recovery of damages could adversely impact the

ASHFORD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's liquidity during the period in which a refund is paid. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.

LITIGATION

The Company is, and from time to time may be, a party to various claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these matters is not presently determinable, management does not believe that ultimate settlement of any or all of such matters will have a material adverse effect upon the Company's financial condition or results of operations.

11. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statement of Operations information for each quarter of fiscal year 2000 and fiscal year 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          YEAR ENDED MARCH 31, 2000
                                                                        -------------------------------
                                                      FOURTH QUARTER    THIRD QUARTER    SECOND QUARTER    FIRST QUARTER
                                                      --------------    -------------    --------------    -------------
                                                                    (In thousands, except per share value)
  Net sales .......................................   $       11,804    $      20,104    $        4,400    $       3,623
  Gross profit ....................................            2,237            3,631               752              626
  Net loss ........................................          (41,293)         (19,038)           (8,553)          (3,178)
  Net loss per share, basic and diluted ...........   $        (0.92)   $       (0.51)   $        (0.57)   $       (0.27)

  Pro forma net loss per share, basic and diluted .   $        (0.92)   $       (0.51)   $        (0.27)   $       (0.12)

  Shares used to compute net loss per share:
   Basic and diluted ..............................           44,909           37,198            14,920           11,604
   Pro forma basic and diluted (1) ................           44,909           37,198            31,117           26,995
                                                                          YEAR ENDED MARCH 31, 1999
                                                                        -------------------------------
                                                      FOURTH QUARTER    THIRD QUARTER    SECOND QUARTER    FIRST QUARTER
                                                      --------------    -------------    --------------    -------------
                                                                    (In thousands, except per share value)
  Net sales .......................................   $        2,474    $       2,370    $          798    $         296
  Gross profit ....................................              293              372               147               16
  Net income (loss) ...............................           (1,027)            (153)               14              (98)
  Net income (loss) per share, basic and diluted ..   $        (0.10)   $       (0.01)   $         --      $       (0.01)
  Pro forma net income (loss) per share,
   basic and diluted ..............................   $        (0.05)   $       (0.01)   $         --      $       (0.01)

  Shares used to compute net income (loss) per share:
   Basic and diluted ..............................           10,687           10,687            10,687           10,687
   Pro forma basic and diluted (1) ................           20,187           13,579            10,687           10,687

(1) INCLUDES SHARES ASSOCIATED WITH THE CONVERSION OF PREFERRED STOCK INTO COMMON STOCK AS IF THE CONVERSION OCCURRED ON THE DATES OF ORIGINAL ISSUANCE. SEE NOTE 2.