Form 10-Q
period 2000-06-30
ASHFORD COM INC
filed 2000-08-14
CIK 1089909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                          -----------------------------

                                 (713) 369-1300
              (Registrant's telephone number, including area code)

                          -----------------------------

      Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                      (1)   Yes    [X]        No    [ ]

                      (2)   Yes    [X]        No    [ ]

      As of June 30, 2000, there were 45,253,335 shares of the Company's common stock outstanding.


================================================================================

                                ASHFORD.COM, INC.

                                    FORM 10-Q

                                      INDEX



PART I.    CONSOLIDATED FINANCIAL INFORMATION                               PAGE
                                                                            ----

ITEM 1.    Consolidated Financial Statements................................  3

           Consolidated Balance Sheets at June 30, 2000 and
              March 31, 2000................................................  3

           Consolidated Statements of Operations for the three
              months ended June 30, 2000 and 1999 ..........................  4

           Consolidated Statements of Cash Flows for the three
              months ended June 30, 2000 and 1999 ..........................  5

           Notes to Consolidated Financial Statements.......................  6

ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................  8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk....... 11


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................  22

ITEM 4.    Submission of Matters to a Vote of Security Holders.............  22

ITEM 6.    Exhibits and Reports on Form 8-K................................  22

SIGNATURES ................................................................  23

PART I.     CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                ASHFORD.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)

                                                        JUNE 30,      MARCH 31,
                                                          2000           2000
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................   $  38,141      $  46,474
  Certificates of deposit ..........................         120            120
  Accounts receivable, net of allowance
    for doubtful accounts of $170 and
    $25, respectively ..............................       3,012          4,527
  Merchandise inventory ............................      21,931         24,205
  Prepaids and other ...............................      56,092         79,793
                                                       ---------      ---------
    Total current assets ...........................     119,296        155,119

Property and equipment, net of
  accumulated depreciation of
  $2,111 and $1,159, respectively ..................       9,032          7,837
Purchased intangibles, net of
  accumulated amortization of
  $3,841 and $2,141, respectively ..................       9,740         11,365
Other assets .......................................       2,572          3,287
                                                       ---------      ---------
Total assets .......................................   $ 140,640      $ 177,608
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities ....................................   $   6,620      $   6,221

Other long-term liabilities ........................         118            117

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value,
  10,000,000 shares authorized, no
  shares issued and outstanding at June 30,
  2000 and March 31, 2000, respectively ............        --             --
Common stock, $.001 par value, 54,150,000
  shares authorized, 45,253,335 and
  44,956,224 shares issued and outstanding at
  June 30, 2000 and March 31, 2000, respectively ...          45             45
Additional paid-in capital .........................     261,384        260,563
Subscriptions receivable ...........................      (1,156)          (780)
Deferred compensation ..............................     (13,943)       (15,232)
Accumulated deficit ................................    (112,428)       (73,326)
                                                       ---------      ---------
  Total stockholders' equity .......................     133,902        171,270
                                                       ---------      ---------
Total liabilities and stockholders' equity .........   $ 140,640      $ 177,608
                                                       =========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Net sales ..........................................     $ 13,105      $  3,623
Cost of sales ......................................       10,666         3,003
                                                         --------      --------
Gross profit (1) ...................................        2,439           620
Operating expenses:
  Marketing and sales ..............................        7,817         2,394
  General and administrative .......................        5,901         1,053
  Depreciation and amortization ....................       28,508           653
                                                         --------      --------
    Total operating expenses .......................       42,226         4,100
                                                         --------      --------
Loss from operations ...............................      (39,787)       (3,480)
Interest income, net ...............................          685           302
                                                         --------      --------
Net loss ...........................................     $(39,102)     $ (3,178)
                                                         ========      ========

Net loss per share, basic and diluted ..............     $  (0.87)     $  (0.27)
                                                         ========      ========
Pro forma net loss per share, basic and
 diluted (3) .......................................     $  (0.87)     $  (0.12)
                                                         ========      ========
Shares used to compute net loss per share:
  Basic and diluted (2) ............................       45,099        11,604
  Pro forma basic and diluted (3) ..................       45,099        26,995


(1) Includes the reclassification of certain promotional costs from marketing and sales to cost of sales related to the adoption of the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." All periods presented have been reclassified for consistent presentation.

(2) Includes shares associated with the conversion of preferred stock into common stock as of the closing of the Company's initial public offering on September 22, 1999.

(3) Includes shares associated with the conversion of preferred stock into common stock as if the conversion occurred on April 1, 1998, or at the date of original issuance, if later.

      The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(39,102)     $ (3,178)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization ....................       28,508           653
  Changes in assets and liabilities:
    Accounts receivable ............................        1,666           (42)
    Merchandise inventory ..........................        2,274        (2,973)
    Prepaids and other .............................           31            38
    Other assets ...................................          (63)          (38)
    Accounts payable and accrued liabilities .......        1,154           385
                                                         --------      --------
      Net cash used in operating activities ........       (5,532)       (5,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............       (2,741)         (337)
  Internet domain and other intangible
    asset purchases ................................          (60)         --
                                                         --------      --------
      Net cash used in investing activities ........       (2,801)         (337)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Series B preferred stock .............         --          29,100
                                                         --------      --------
      Net cash provided by financing activities ....         --          29,100
                                                         --------      --------
  Net (decrease) increase in cash and
    cash equivalents ...............................       (8,333)       23,608
CASH AND CASH EQUIVALENTS:
  Beginning of period ..............................       46,474           893
                                                         --------      --------
  End of period ....................................     $ 38,141      $ 24,501
                                                         ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    UNAUDITED INTERIM FINANCIAL INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NET LOSS PER SHARE

        Net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options and warrants are not included because they are antidilutive. The Company's convertible preferred stock automatically converted into common stock effective upon the closing of the Company's initial public offering on September 22, 1999 and are included in the calculation of weighted average number of shares as of that date.

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

        The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Numerator:
  Net loss ......................................      $(39,102)       $ (3,178)
                                                       ========        ========
Denominator:
  Weighted average shares .......................        45,099          11,604
                                                       --------        --------
  Denominator for basic and diluted
   calculation ..................................        45,099          11,604
  Series A convertible preferred stock ..........          --             9,500
  Series B convertible preferred stock ..........          --             5,891
  Denominator for pro forma
   calculation ..................................        45,099          26,995
                                                       ========        ========

Net loss per share, basic and diluted ...........      $  (0.87)       $  (0.27)
                                                       ========        ========
Pro forma net loss per share, basic
 and diluted ....................................      $  (0.87)       $  (0.12)
                                                       ========        ========

    RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14) "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and free products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

        In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs as costs of sales. The Company does not impose separate handling charges on customers and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment as marketing and sales expense.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" SECTION INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000.

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

     o pricing strategy;

     o promotional activities;

     o inventory management; and

     o inbound and outbound shipping costs.

     We have incurred net losses since inception. We expect to generate negative cash flows during future periods as we pursue marketing and advertising campaigns to attract new customers and build our brand identity, develop new strategic partnerships and invest in new operational and customer service infrastructure. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

RESULTS OF OPERATIONS

NET SALES

     Net sales consist primarily of product sales and are net of product returns and promotional discounts. Net sales increased from $3.6 million during the quarter ended June 30, 1999 to $13.1 million during the quarter ended June 30, 2000. The growth in net sales is primarily related to an increase in units sold due to the growth of the our customer base, repeat purchases from existing customers and the introduction of new product lines during the latter part of fiscal 2000.

COST OF SALES

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $620,000 to $2.4 million during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Gross margin increased from 17.1% during the quarter ended June 30, 1999 to 18.6% during the quarter ended June 30, 2000. The increase in gross margin is principally due to the addition of new product categories during the latter part of fiscal 2000 and the shift in the mix of products sold. See Recent Accounting Pronouncements.

OPERATING EXPENSES

     MARKETING AND SALES. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses. Fulfillment activities include receiving of goods, picking of goods for shipment and packaging of goods for shipment. Marketing and sales expenses increased from approximately $2.4 million during the quarter ended June 30, 1999 to $7.8 million for the quarter ended June 30, 2000. The increase in marketing and sales is primarily attributable to advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Our advertising and promotional expenditures are intended to build brand awareness, generate site traffic and increase overall sales. See Recent Accounting Pronouncements.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include executive, finance and administrative employee salaries and benefits, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses increased to $5.9 million during the quarter ended June 30, 2000 compared to $1.1 million during the quarter ended June 30, 1999. The increase in general and administrative expenses is primarily a result of expenses associated with increased headcount, new office space and professional fees related to our overall growth and expanded activities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to deferred compensation, distribution and marketing agreements and certain other intangible assets. Depreciation and amortization expense was $28.5 million during the quarter ended June 30, 2000 compared to $653,000 during the quarter ended June 30, 1999. The increase is partially due to the amortization of Internet domain and other intangible asset purchases and distribution and marketing agreements entered into during the latter part of fiscal 2000, coupled with costs associated with technology equipment purchases beginning in the latter half of fiscal 1999 and continuing through the current quarter.

     INTEREST INCOME, NET. Interest income, net consists of earnings on cash and cash equivalents net of interest expense on borrowings. The increase during the quarter ended June 30, 2000 compared to the corresponding period in the prior year is due to interest earned on cash balances resulting from our sales of preferred stock in April 1999 and July 1999, and interest earned on cash balances resulting from our initial public offering in late September 1999.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. We have financed our operations primarily through private sales of convertible preferred stock, an initial public offering and the private sale of our common stock. The proceeds from these offerings have generally been used to fund our operations, including inventory purchases, marketing and advertising campaigns, employee salaries and equipment purchases.

     OPERATING ACTIVITIES. Net cash used in operating activities totaled $5.5 million during the quarter ended June 30, 2000 compared to $5.2 million during the quarter ended June 30, 1999. Our net operating cash outflow for both periods was primarily a result of operating losses, exclusive of depreciation and amortization.

     INVESTING ACTIVITIES. Net cash used in investing activities totaled $2.8 million during the quarter ended June 30, 2000 compared to $337,000 during the quarter ended June 30, 1999. Net cash used in investing activities for both periods consisted of property and equipment purchases primarily associated with technology and Web site enhancements.

     FINANCING ACTIVITIES. There was no cash flow from financing activities during the quarter ended June 30, 2000. Net cash provided by financing activities of $29.1 million during the quarter ended June 30, 1999 related to the issuance of preferred stock in April 1999.

     COMMITMENTS. As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and certain marketing and distribution agreements. Although we have no material commitments for capital expenditures, we anticipate increases in capital expenditures consistent with anticipated growth in our operations and infrastructure.

     CREDIT FACILITY. We have a revolving credit agreement with a financial institution which provides for borrowings of up to $5.0 million. The revolving credit facility matures in August 2000. During July 2000, we secured a three-year non-binding commitment from a bank for $25 million in debt financing. Final closing of the debt financing is expected within thirty days and is subject to customary closing conditions. While we believe this financing will be finalized, there is no guarantee that the closing will occur within thirty days, or at all.

     We believe that current cash balances will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14) "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and free products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We already classify shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. We classify inbound and outbound shipping costs as costs of sales. We do not impose separate handling charges on customers and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment as marketing and sales expense.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors That May Affect Future Results" section included in our Annual Report on Form 10-K for the year ended March 31, 2000.

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

     A number of factors will cause our gross margins to fluctuate in future periods, including the mix of products we sell, inventory management, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     At June 30, 2000, we held approximately $21.9 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

     The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently have applications outstanding with the United States Patent and Trademark Office for registration of the trademarks "ASHFORD" and "Ashford.com" for multiple classes of goods and services. We also have applications outstanding with the United States Patent and Trademark Office for registration of the Ashford.com design mark and the stylized "A" design mark for multiple classes of goods and services. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

     In particular, we have entered into a non-binding agreement with a bank that would provide us with $25 million in debt financing. The debt financing has not been finalized and while we believe this financing will close within thirty days, it remains subject to final negotiations and customary closing conditions. Furthermore, there is no guarantee that the closing will occur within thirty days, or at all.

OUR COMMON STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

     The trading price of our common stock fluctuates significantly. For example, since our initial public offering through June 30, 2000, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $2.50. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on July 27, 2000.

     The following nominees were elected as directors, each to hold office until the Company's annual meeting to be held in 2003 or until his respective successor is elected and qualified, by the vote set forth below:

            NOMINEE                         FOR                      WITHHELD
-------------------------------       --------------               ------------
J. Robert Shaw                          41,225,334                    449,841
Robert Cohn                             41,232,984                    442,191

     The proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001 was approved by the vote set forth below:

        FOR                          AGAINST                       ABSTAIN
-------------------           -------------------            -------------------
    34,252,425                       11,835                         4,283

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

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000                      ASHFORD.COM, INC.


                                            By: /s/ DAVID F. GOW
                                                    David F. Gow
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

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