Form 10-Q
period 2000-09-30
ASHFORD COM INC
filed 2000-11-14
CIK 1089909

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


   |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-27357

                                ASHFORD.COM, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                76-0617905
       (State or other jurisdiction of                 (I.R.S. Employer
               incorporation or                      Identification Number)
                 organization)


                        3800 BUFFALO SPEEDWAY, SUITE 400
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)

                    -----------------------------------------

                                 (713) 369-1300
              (Registrant's telephone number, including area code)

                    -----------------------------------------

      Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  (1)      Yes     |X|              No
                                  -------                --------

                  (2)      Yes                      No     |X|
                                  -------                --------

      As of September 30, 2000, there were 46,146,064 shares of the Company's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ASHFORD.COM, INC.

                                    FORM 10-Q

                                      INDEX



PART I.  CONSOLIDATED FINANCIAL INFORMATION                                 PAGE
                                                                            ----


ITEM 1.  Consolidated Financial Statements.................................. 3

         Consolidated Balance Sheets at September 30, 2000 and March
         31, 2000........................................................... 3

         Consolidated Statements of Operations for the three and six months ended September 30, 2000 and 1999 .......................... 4

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 2000 and 1999 ................................. 5

         Notes to Consolidated Financial Statements......................... 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........12


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................22

ITEM 6.  Exhibits and Reports on Form 8-K...................................22

SIGNATURES..................................................................24

PART I.     CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                ASHFORD.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)

                                                   SEPTEMBER 30,  MARCH 31,
                                                       2000         2000
                                                   ------------   ---------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................   $  25,880    $  46,474
  Certificates of deposit ........................         120          120
  Accounts receivable, net of allowance for
   doubtful accounts of $146 and $25, respectively       2,854        4,527
  Merchandise inventory ..........................      25,228       24,205
  Prepaids and other .............................      27,790       79,793
                                                     ---------    ---------
   Total current assets ..........................      81,872      155,119

Property and equipment, net of accumulated
  depreciation of $3,402 and $1,159, respectively        9,956        7,837
Purchased intangibles, net of accumulated
  amortization of $5,650 and $2,141, respectively        9,733       11,365
Other assets .....................................       2,233        3,287
                                                     ---------    ---------
Total assets .....................................   $ 103,794    $ 177,608
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .......   $   6,643    $   6,221


Other long-term liabilities ......................         117          117

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value,
  10,000,000 shares authorized, no shares issued
  and outstanding at September 30, 2000 and
  March 31, 2000, respectively ...................        --           --
Common stock, $.001 par value, 100,000,000 shares
  authorized, 46,146,064 and 44,956,224 shares
  issued and outstanding at September 30, 2000
  and March 31, 2000, respectively ...............          46           45
Additional paid-in capital .......................     263,782      260,563
Subscriptions receivable .........................      (1,156)        (780)
Deferred compensation ............................     (12,653)     (15,232)
Accumulated deficit ..............................    (152,985)     (73,326)
                                                     ---------    ---------
  Total stockholders' equity .....................      97,034      171,270
                                                     ---------    ---------
Total liabilities and stockholders' equity .......   $ 103,794    $ 177,608
                                                     =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
Net sales ................................   $ 12,013    $  4,400    $ 25,118    $  8,023
Cost of sales ............................      9,720       4,175      20,386       7,179
                                             --------    --------    --------    --------
Gross profit (1) .........................      2,293         225       4,732         844
Operating expenses:
  Marketing and sales ....................      5,821       5,080      12,610       7,474
  General and administrative .............      5,858       2,605      11,759       3,658
  Depreciation and amortization ..........     31,734       1,556      61,270       2,209
                                             --------    --------    --------    --------
   Total operating expenses ..............     43,413       9,241      85,639      13,341
                                             --------    --------    --------    --------
Loss from operations .....................    (41,120)     (9,016)    (80,907)    (12,497)
Interest income, net .....................        564         463       1,249         765
                                             --------    --------    --------    --------
Net loss .................................   $(40,556)   $ (8,553)   $(79,658)   $(11,732)
                                             ========    ========    ========    ========

Net loss per share, basic and
 diluted .................................   $  (0.89)   $  (0.57)   $  (1.76)   $  (0.88)
                                             ========    ========    ========    ========

Pro forma net loss per share,
 basic and diluted (3) ...................   $  (0.89)   $  (0.27)   $  (1.76)   $  (0.40)
                                             ========    ========    ========    ========

Shares used to compute net loss per share:
  Basic and diluted (2) ..................     45,598      14,920      45,350      13,271
  Pro forma basic and diluted (3) ........     45,598      31,117      45,350      29,068


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

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................   $ (79,658)   $ (11,732)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ..............      61,270        2,209
  Changes in assets and liabilities:
   Accounts receivable .......................       1,673         (638)
   Merchandise inventory .....................      (1,023)     (11,829)
   Prepaids and other ........................         696       (3,122)
   Other assets ..............................        (389)        (737)
   Accounts payable and accrued liabilities ..         923        2,608
                                                 ---------    ---------
     Net cash used in operating activities ...     (16,508)     (23,241)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ........      (4,222)      (1,967)
  Internet domain and other intangible asset
    purchases ................................        (120)      (1,564)
                                                 ---------    ---------
     Net cash used in investing activities ...      (4,342)      (3,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering ..        --         73,963
  Issuance of Series B preferred stock .......        --         29,100
  Issuance of Series C preferred stock .......        --         16,304
  Proceeds from exercise of stock options ....         148         --
  Net proceeds from the issuance of common
    stock ....................................         108         --
                                                 ---------    ---------
     Net cash provided by financing activities         256      119,367
                                                 ---------    ---------
  Net (decrease) increase in cash and cash
    equivalents ..............................     (20,594)      92,595
CASH AND CASH EQUIVALENTS:
  Beginning of period ........................      46,474          893
                                                 ---------    ---------
  End of period ..............................   $  25,880    $  93,488
                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock in connection with
    Internet domain and other intangible
    asset purchases ..........................   $   1,812    $    --
  Issuance of warrants in connection with
    purchases of fixed assets ................         702         --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

      The Company has incurred significant operating losses since inception. Management believes that current cash balances and available borrowing capacity will be sufficient to meet anticipated cash needs for at least the next 12 months.

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

   RECLASSIFICATION OF PRIOR PERIOD BALANCES

      Certain prior period balances have been reclassified for consistent presentation.

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

      The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
Numerator:
  Net loss .....................   $(40,556)   $ (8,553)   $(79,658)   $(11,732)
                                   ========    ========    ========    ========

Denominator:
  Weighted average shares ......     45,598      14,920      45,350      13,271
                                   --------    --------    --------    --------
  Denominator for basic and
   diluted calculation .........     45,598      14,920      45,350      13,271
  Series A convertible preferred
   stock .......................       --         8,570        --         9,033
  Series B convertible preferred
   stock .......................       --         6,449        --         6,172
  Series C convertible preferred
   stock .......................       --         1,178        --           592
                                   --------    --------    --------    --------
  Denominator for pro forma
   calculation .................     45,598      31,117      45,350      29,068
                                   ========    ========    ========    ========

Net loss per share, basic and
 diluted .......................   $  (0.89)   $  (0.57)   $  (1.76)   $  (0.88)
                                   ========    ========    ========    ========

Pro forma net loss per share,
 basic and diluted .............   $  (0.89)   $  (0.27)   $  (1.76)   $  (0.40)
                                   ========    ========    ========    ========

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

      In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board
   (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. The Company classifies inbound and outbound shipping costs as costs of sales. The Company generally does not impose separate handling charges on customers. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $1.4 million and $249,000 for the six months ended September 30, 2000 and 1999, respectively.

2. SIGNIFICANT ACQUISITIONS

      In January 2000, the Company entered into a merger agreement with an online fragrance retailer. In connection with the agreement, the Company paid an aggregate purchase price of $7.5 million representing $3.7 million of cash, including the assumption of certain liabilities, and 330,354 shares of the Company's common stock. The agreement further provided that the Company issue up to an additional 736,514 shares of its common stock to the online retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the agreement. In August 2000, the Company issued 658,998 shares of its common stock in connection with the resolution of the authorized dealer relationship contingencies. The fair market value of the shares issued totaled approximately $1.8 million and is included in other assets in the accompanying consolidated balance sheet.

3.  REVOLVING CREDIT FACILITY

      During September 2000, the Company executed a three-year, $25 million revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by the Company's assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement ($10.6 million at September 30, 2000). Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by the Company. There were no amounts outstanding under the revolving credit facility as of September 30, 2000.



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

RESULTS OF OPERATIONS

NET SALES

      Net sales consist primarily of product sales and are net of product returns and promotional discounts. Net sales increased from $4.4 million during the quarter ended September 30, 1999 to $12.0 million during the quarter ended September 30, 2000 and from $8.0 million for the six months ended September 30, 1999 to $25.1 million for the six months ended September 30, 2000. The growth in net sales is primarily related to an increase in units sold due to the growth of the our customer base, growth in the rate of repeat purchases from existing customers, the introduction of new product lines during the latter part of fiscal 2000 and the growth of our coporate sales business.

COST OF SALES

      Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $225,000 to $2.3 million during the quarter ended September 30, 1999 compared to the quarter ended September 30, 2000. Gross profit increased from $844,000 to $4.7 million during the six months ended September 30, 1999 compared to the six months ended September 30, 2000. Gross margin increased from 5.1% during the quarter ended September 30, 1999 to 19.1% during the quarter ended September 30, 2000 and from 10.5% to 18.8% during the six months ended September 30, 1999 compared to the six months ended September 30, 2000. The increase in gross margin is principally due to the reduction in the amount of free product and service incentives offered, the growth of our corporate gift business, the addition of new product categories during the latter part of fiscal 2000 and the shift in the mix of products sold. See also "Recent Accounting Pronouncements."

OPERATING EXPENSES

      MARKETING AND SALES. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses. Fulfillment activities include receiving of goods, picking and packaging of goods for shipment. Marketing and sales expenses increased from approximately $5.1 million during the quarter ended September 30, 1999 to $5.8 million for the quarter ended September 30, 2000. Marketing and sales increased from approximately $7.5 million during the six months ended September 30, 1999 to $12.6 million during the six months ended September 30, 2000. The increase in marketing and sales is primarily attributable to increased advertising and promotional activity and incremental payroll and related costs associated with fulfilling customer demand. During the current quarter, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales. See also "Recent Accounting Pronouncements."

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include executive, finance and administrative employee salaries and benefits, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses increased to $5.9 million during the quarter ended September 30, 2000 compared to $2.6 million during the quarter ended September 30, 1999. General and administrative expenses increased to $11.8 million during the six months ended September 30, 2000 from $3.7 million during the six months ended September 30, 1999. The increase in general and administrative expenses is primarily a result of expenses associated with increased headcount, new office space and professional fees related to our overall growth and expanded activities.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to advertising and marketing agreements designed to acquire new customers, deferred compensation, distribution agreements, and certain other purchased intangible assets. Depreciation and amortization expense was $31.7 million during the quarter ended September 30, 2000 compared to $1.6 million during the quarter ended September 30, 1999. Depreciation and amortization was $61.3 million during the six months ended September 30, 2000 compared to $2.2 million during the six months ended September 30, 1999. The increase is primarily due to the amortization of advertising and marketing agreements entered into during December 1999, for which we issued 6,698,664 shares of our common stock with a fair market value of $94.6 million, and paid $6.0 million in cash, which are being amortized over the one year term of the agreements. Amortization expense relating to such agreements totaled $26.6 and $51.3 million during the three and six months ended September 30, 2000, respectively. The increase also includes depreciation and amortization expense related to Internet domain and other intangible asset purchases and distribution agreements entered into during the latter part of fiscal 2000, as well as technology equipment purchases beginning in the latter half of fiscal 1999 and continuing through the current quarter.

      INTEREST INCOME, NET. Interest income, net consists of earnings on cash and cash equivalents net of interest expense on borrowings. The increase during the three and six months ended September 30, 2000 compared to the corresponding periods in the prior year is due to interest earned on cash balances resulting from our sales of preferred stock in April 1999 and July 1999, and interest earned on cash balances resulting from our initial public offering in late September 1999.


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

      OPERATING ACTIVITIES. Net cash used in operating activities totaled $16.5 million during the six months ended September 30, 2000 compared to $23.2 million during the six ended September 30, 1999. Our net operating cash outflow for both periods was primarily a result of inventory purchases and operating losses, exclusive of depreciation and amortization.

      INVESTING ACTIVITIES. Net cash used in investing activities totaled $4.3 million during the six months ended September 30, 2000 compared to $3.5 million during the six months ended September 30, 1999. Net cash used in investing activities during the six months ended September 30, 2000 primarily consisted of property and equipment purchases primarily associated with technology and Web site enhancements. Net cash used in investing activities during the six months ended September 30, 1999 consisted of approximately $2.0 million related to property and equipment purchases related to the purchase of computer and office equipment as well as leasehold improvements associated with new leased office and warehouse facilities and $1.5 million of Internet domain and other intangible asset purchases.

      FINANCING ACTIVITIES. Net cash provided by financing activities totaled $256,000 during the six months ended September 30, 2000 compared to $119.4 million during the six months ended September 30, 1999. Financing activities during the six months ended September 30, 2000 related to cash received from the exercise of employee stock options and from the sale of stock in connection with our employee stock purchase plan.

      COMMITMENTS. As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and certain marketing and distribution agreements. Although we have no material commitments for capital expenditures, we anticipate increases in capital expenditures consistent with anticipated growth in our operations and infrastructure.

      CREDIT FACILITY. During September 2000, we executed a three-year, $25 million revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement. Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points.

      We believe that current cash balances and borrowing capacity will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

      In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We already classify shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classifiy inbound and outbound shipping costs as costs of sales. We do not impose separate handling charges on customers. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $1.4 million and $249,000 for the six months ended September 30, 2000 and 1999, respectively.

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

      At September 30, 2000, we held approximately $25.2 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

      The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently have applications for registration in the United States Patent and Trademark Office, as well as various foreign trademark offices, of several of the company's trademarks. In some instances, these applications span a variety of goods and services. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

OUR COMMON STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

      The trading price of our common stock fluctuates significantly. For example, since our initial public offering through September 30, 2000, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $2.50. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

10.11*****    Loan and Security Agreement by and among Congress Financial
              Corporation (Southwest) as Lender and Ashford.com, Inc., Ashford
              Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
              Fragrance Company

27.1          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).

** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

*** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on February 1, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on December 15, 1999.

***** Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2000.

(b)   Reports on Form 8-K

            Report on Form 8-K filed on October 3, 2000 containing (i) Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Ashford.com, Inc., Ashford Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin Fragrance Company; (ii) text of press release dated July 27, 2000, announcing that Ashford.com secured a commitment for a three-year, $25 million credit facility with Congress Financial Corporation and
(iii) text of press release dated September 25, 2000, announcing that Ashford.com closed a three-year, $25 million credit facility with Congress Financial Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000            ASHFORD.COM, INC.



                                    By: /s/ DAVID F. GOW
                                       ---------------------------------------
                                            David F. Gow
                                            Chief Financial Officer

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

10.11*****    Loan and Security Agreement by and among Congress Financial
              Corporation (Southwest) as Lender and Ashford.com, Inc., Ashford
              Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
              Fragrance Company

27.1          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).

** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.

*** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on February 1, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on December 15, 1999.

***** Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2000.