Form 10-Q
period 2000-12-31
ASHFORD COM INC
filed 2001-02-14
CIK 1089909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                                 --------------

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

                  (2)      Yes     [X]              No     [ ]

      As of December 31, 2000, there were 46,688,547 shares of the Company's common stock outstanding.

                               ASHFORD.COM, INC.

                                    FORM 10-Q

                                      INDEX



PART I.  CONSOLIDATED FINANCIAL INFORMATION                                 PAGE
                                                                            ----

ITEM 1.  Consolidated Financial Statements ................................   3

         Consolidated Balance Sheets at December 31, 2000 and March 31,
          2000 ............................................................   3

         Consolidated Statements of Operations for the three and nine
          months ended December 31, 2000 and 1999 .........................   4

         Consolidated Statements of Cash Flows for the nine months ended
          December 31, 2000 and 1999 ......................................   5

         Notes to Consolidated Financial Statements .......................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......  13


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................  24

ITEM 6.  Exhibits and Reports on Form 8-K .................................  24

SIGNATURES ................................................................  25

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                ASHFORD.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except par value and share amounts)

                                                           DECEMBER 31,       MARCH 31,
                                                               2000             2000
                                                           ------------       ---------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................    $  12,897        $  46,474
  Restricted cash ......................................        1,770              120
  Accounts receivable, net of allowance for
   doubtful accounts of $134 and $25, respectively .....        4,823            4,527
  Merchandise inventory ................................       26,893           24,205
  Prepaids and other ...................................        3,176           79,793
                                                            ---------        ---------
   Total current assets ................................       49,559          155,119

Property and equipment, net of accumulated
  depreciation of $4,890 and $1,159, respectively ......        9,971            7,837
Purchased intangibles, net of accumulated
  amortization of $8,002 and $2,141, respectively ......       10,614           11,365
Other assets ...........................................        1,831            3,287
                                                            ---------        ---------
  Total assets .........................................    $  71,975        $ 177,608
                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .............    $  12,622        $   6,221

Other long-term liabilities ............................          111              117

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding at
  December 31, 2000 and March 31, 2000, respectively ...         --               --
Common stock, $.001 par value, 100,000,000 shares
  authorized, 46,688,547 and 44,956,224 shares
  issued at December 31, 2000 and March 31, 2000,
  respectively .........................................           47               45
Treasury stock, at cost, 770,893 and no shares at
  December 31, 2000 and March 31, 2000, respectively ...         --               --
Additional paid-in capital .............................      264,811          260,563
Subscriptions receivable ...............................       (1,156)            (780)
Deferred compensation ..................................      (11,454)         (15,232)
Accumulated deficit ....................................     (193,006)         (73,326)
                                                            ---------        ---------
  Total stockholders' equity ...........................       59,242          171,270
                                                            ---------        ---------
Total liabilities and stockholders' equity .............    $  71,975        $ 177,608
                                                            =========        =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   DECEMBER 31,                DECEMBER 31,
                                             -----------------------     -----------------------
                                                2000          1999          2000          1999
                                             ---------     ---------     ---------     ---------
Net sales .................................  $  27,750     $  20,104     $  52,868     $  28,127
Cost of sales .............................     22,477        16,677        42,863        23,856
                                             ---------     ---------     ---------     ---------
Gross profit (1) ..........................      5,273         3,427        10,005         4,271
Operating expenses:
  Marketing and sales .....................      8,284        15,936        20,894        23,410
  General and administrative ..............      6,557         4,562        18,316         8,220
  Depreciation and amortization ...........     30,694         3,090        91,964         5,299
                                             ---------     ---------     ---------     ---------
   Total operating expenses ...............     45,535        23,588       131,174        36,929
                                             ---------     ---------     ---------     ---------
Loss from operations ......................    (40,262)      (20,161)     (121,169)      (32,658)
Interest income, net ......................        240         1,123         1,489         1,888
                                             ---------     ---------     ---------     ---------
Net loss ..................................  $ (40,022)    $ (19,038)    $(119,680)    $ (30,770)
                                             =========     =========     =========     =========
Net loss per share, basic and
diluted ...................................  $   (0.87)    $   (0.51)    $   (2.63)    $   (1.45)
                                             =========     =========     =========     =========
Pro forma net loss per share,
basic and diluted (3) .....................  $   (0.87)    $   (0.51)    $   (2.63)    $   (0.97)
                                             =========     =========     =========     =========
Shares used to compute net loss per share:
  Basic and diluted (2) ...................     45,758        37,198        45,484        21,275
  Pro forma basic and diluted (3) .........     45,758        37,198        45,484        31,762

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

                                ASHFORD.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                     ------------------------
                                                        2000           1999
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................    $(119,680)     $ (30,770)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .................       91,964          5,299
  Changes in assets and liabilities:
   Accounts receivable ..........................         (214)        (7,779)
   Merchandise inventory ........................       (2,688)       (21,516)
   Prepaids and other ...........................          140         (9,921)
   Other assets .................................         (355)          (112)
   Accounts payable and accrued liabilities .....        6,819          4,841
                                                     ---------      ---------
     Net cash used in operating activities ......      (24,014)       (59,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...........       (5,862)        (5,340)
  Internet domain and other intangible asset
   purchases ....................................       (2,082)        (4,351)
  Restricted cash ...............................       (1,650)          --
                                                     ---------      ---------
     Net cash used in investing activities ......       (9,594)        (9,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering .....         --           73,648
  Proceeds from issuance of common stock ........          108         10,000
  Issuance of Series B preferred stock ..........         --           29,100
  Issuance of Series C preferred stock ..........         --           16,304
  Debt issuance costs ...........................         (233)          --
  Proceeds from exercise of stock options .......          156           --
                                                     ---------      ---------
     Net cash provided by financing activities ..           31        129,052
                                                     ---------      ---------
  Net (decrease) increase in cash and cash ......      (33,577)        59,403
   equivalents
CASH AND CASH EQUIVALENTS:
  Beginning of period ...........................       46,474            893
                                                     ---------      ---------
  End of period .................................    $  12,897      $  60,296
                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock in connection with
   marketing agreement ..........................    $    --        $  94,611
  Issuance of common stock in connection with
   Internet domain and other intangible asset
   purchases ....................................        2,539          7,712
  Issuance of warrants in connection with
   purchases of fixed assets ....................          914           --


                   The accompanying notes are an integral part of these consolidated financial statements.

                                ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

         Management believes that the Company's current cash balances and borrowing capacity will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

   The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                             DECEMBER 31,              DECEMBER 31,
                                       ----------------------    ----------------------
                                          2000         1999         2000         1999
                                       ---------    ---------    ---------    ---------
   Numerator:
    Net loss ......................    $ (40,022)   $ (19,038)   $(119,680)   $ (30,770)
                                       =========    =========    =========    =========

   Denominator:
    Weighted average shares .......       45,758       37,198       45,484       21,275
                                       ---------    ---------    ---------    ---------
    Denominator for basic and .....       45,758       37,198       45,484       21,275
      diluted calculation
    Series A convertible
      preferred stock .............         --           --           --          6,011
    Series B convertible
      preferred stock .............         --           --           --          4,082
    Series C convertible
      preferred stock .............         --           --           --            394
                                       ---------    ---------    ---------    ---------
    Denominator for pro forma
      calculation..................       45,758       37,198       45,484       31,762
                                       =========    =========    =========    =========
   Net loss per share, basic and
    diluted .......................    $   (0.87)   $   (0.51)   $   (2.63)   $   (1.45)
                                       =========    =========    =========    =========
   Pro forma net loss per share,
    basic and diluted .............    $   (0.87)   $   (0.51)   $   (2.63)   $   (0.97)
                                       =========    =========    =========    =========

   RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14) "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and free products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales expense to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

         In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board
   (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. The Company classifies inbound and outbound shipping costs as costs of sales. The Company generally does not impose separate handling charges on customers. However, during January 2000, the Company began charging shipping costs on orders totaling less than $100. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled
   $2.5 million and $1.1 million for the nine months ended December 31, 2000 and 1999, respectively.

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

         In October 2000, the Company entered into an asset purchase agreement with a retailer principally engaged in the business of selling customized gifts to clients in the investment banking industry. The agreement provided for an aggregate purchase price of approximately $3.3 million representing $1.9 million of cash paid at closing, 392,037 shares of the Company's common stock and an additional $600,000 to be paid in cash over the following twelve months. Principal assets acquired include a customer base, supplier relationships and intellectual property. The acquired company will continue operations as part of our corporate gifts business.

3. RESTRICTED CASH

         During October 2000, the Company increased its restricted cash balance associated with potential credit card chargebacks. The increase in restricted cash is consistent with the Company's increased sales levels.

4. REVOLVING CREDIT FACILITY

         During September 2000, the Company executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by the Company's assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement, and was $13.1 million on December 31, 2000. Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by the Company. There were no amounts outstanding under the revolving credit facility as of December 31, 2000.

5. TREASURY STOCK

         During October 2000, the Company repurchased 770,893 shares of its common stock in connection with certain restricted stock agreements. The Company paid par value for the shares.

6. SUBSEQUENT EVENTS

         In connection with management's plan to reduce costs and improve operating efficiencies, the Company expects to record a charge in the fourth quarter of fiscal 2001 of approximately $700,000 for costs associated with a reorganization that resulted in the termination of certain consulting relationships and a loss of employment to approximately 45 employees, or approximately 15% of the Company's workforce.

         During January 2001, the Company entered into a merger agreement with an online art dealer. In connection with the closing of the transaction, the stockholders of the online art dealer would receive approximately 7.1 million shares of the Company's common stock. In addition, all of the acquired company's outstanding warrants and stock options would be converted to outstanding warrants and options to acquire approximately 1.6 million shares of our common stock. Final closing of the merger is expected by April 30, 2001 and is subject to customary closing conditions including regulatory filings with the Securities and Exchange Commission and approval by the stockholders of the Company and the online art dealer. Although management believes this merger will be finalized, there is no guarantee that the closing will occur by April 30, 2001, or at all.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" SECTION INCLUDED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000.

OVERVIEW

      We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. We initially focused exclusively on the sale of new and vintage watches. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1998 and have experienced significant increases in our net sales and corresponding cost of sales since inception. We currently offer more than 20,000 styles of products from over 400 leading luxury brands. We are currently focusing our efforts on continuing to increase net sales while maintaining or decreasing current expense levels. We plan to continue the growth of our corporate gift business, which generally generates higher margin sales and is less seasonal in nature than our traditional retail sales, and our newer, higher margin product categories, such as our Ashford Collection jewelry. We recently added a new home and lifestyle category to our mix of product offerings which includes a collection of attractive gift and specialty items such as picture frames, crystal candlesticks and other home accessories. As part of a larger effort to improve overall operating efficiencies and lower total operating costs as a percentage of sales, we have specifically reduced our traditional print and media marketing activities and broadened our focus on Internet and online media which we believe to be a more efficient and economical means of attracting new customers.

      The market for luxury and premium products is highly seasonal, with a disproportionate amount of net sales occurring during the fourth calendar quarter. Therefore, we increase our purchases of inventory during and in advance of that quarter. Although less significant, seasonal sales periods occur in February due to Valentine's Day and in May and June due to graduation gift giving, Mother's Day and Father's Day. We expect that these trends will continue in future periods.

      Our gross margin will fluctuate in future periods based on factors such as:

      o     product sales mix;

      o     the mix of direct and indirect sources of inventory;

      o     pricing strategy;

      o     promotional activities;

      o     inventory management; and

      o     inbound and outbound shipping costs.

      We have incurred net losses since inception and expect to generate negative cash flows during future periods. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

RESULTS OF OPERATIONS


      NET SALES

      Net sales consist primarily of product sales and are net of product returns and promotional discounts. Net sales increased from $20.1 million for the quarter ended December 31, 1999 to $27.8 million for the quarter ended December 31, 2000 and from $28.1 million for the nine months ended December 31, 1999 to $52.9 million for the nine months ended December 31, 2000. The growth in net sales is primarily related to an increase in units sold due to the growth of our customer base and the growth of our corporate gift business, which includes $1.3 million from a recent business acquisition. The growth in the rate of repeat purchases from existing customers and the introduction of new product lines during the latter part of fiscal 2000 also contributed to our net sales growth. Net sales were adversely affected during the current quarter by a general decline in retail spending and reduced marketing and sales efforts during the current quarter.

      COST OF SALES

      Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $3.4 million for the quarter ended December 31, 1999 to $5.3 million for the quarter ended December 31, 2000. Gross profit increased from $4.3 million for the nine months ended December 31, 1999 to $10.0 million for the nine months ended December 31, 2000. Gross margin increased from 17.0% for the quarter ended December 31, 1999 to 19.0% for the quarter ended December 31, 2000 and from 15.2% for the nine months ended December 31, 1999 to 18.9% for the nine months ended December 31, 2000. The increase in gross margin is due to several factors. The primary factor has been the continued growth of our corporate gift business, including a recent acquisition, which has generated higher-margin sales to date than our traditional retail sales. In addition, we have reduced the amount of free product and service incentives offered to customers at the time of purchase. See also "Recent Accounting Pronouncements." Finally, we continue to see a favorable shift in mix of products sold from lower-margin products to higher-margin products due to the addition and continued expansion of new product categories. We anticipate continued gross margin improvements in future periods as we continue to grow our corporate gift business and our newer higher-margin product categories such as home and lifestyle products and our Ashford Collection jewelry. We also expect gross margin improvements in future periods as a result of our overall efforts to reduce certain expenses such as outbound shipping costs.

      OPERATING EXPENSES

      MARKETING AND SALES. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses. Fulfillment activities include receiving of goods, picking and packaging of goods for shipment. Marketing and sales expenses decreased from approximately $15.9 million for the quarter ended December 31, 1999 to $8.3 million for the quarter ended December 31, 2000. Marketing and sales decreased from approximately $23.4 million for the nine months ended December 31, 1999 to $20.9 million for the nine months ended December 31, 2000. The decrease in marketing and sales is primarily attributable to a reduction in traditional print and media marketing activities. During the prior quarter, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales. We expect our marketing and sales expense to continue to decline as a percentage of sales in future periods as we continue our focus of becoming more efficient and economical at acquiring customers. See also "Recent Accounting Pronouncements."

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include executive, finance and administrative employee salaries and benefits, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses increased from $4.6 million for the quarter ended December 31, 1999 to $6.6 million for the quarter ended December 31, 2000. General and administrative expenses increased from $8.2 million for the nine months ended December 31, 1999 to $18.3 million for the nine months ended December 31, 2000. Our general and administrative expenses have increased primarily as a result of costs associated with temporary employees hired during the current quarter to assist with the peak holiday season and, to a lesser extent, increased headcount related to our overall growth and expanded activities.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to advertising and marketing agreements designed to acquire new customers, deferred compensation, distribution agreements, and certain other purchased intangible assets. Depreciation and amortization expense increased from $3.1 million for the quarter ended December 31, 1999 to $30.7 million for the quarter ended December 31, 2000. Depreciation and amortization increased from $5.3 million for the nine months ended December 31, 1999 to $92.0 million for the nine months ended December 31, 2000. The increase is primarily due to the amortization of advertising and marketing agreements entered into during December 1999, for which we issued 6,698,664 shares of our common stock with a fair market value of $94.6 million, and paid $6.0 million in cash, which are being amortized over the one year term of the agreements. Amortization expense relating to such agreements totaled $25.2 and $76.5 million during the three and nine months ended December 31, 2000, respectively. The increase also includes depreciation and amortization expense related to Internet domain and other intangible asset purchases and distribution agreements entered into during the latter part of fiscal 2000, as well as technology equipment purchases beginning in the latter half of fiscal 1999 and continuing through the current quarter.

      INTEREST INCOME, NET. Interest income, net, consists of earnings on cash and cash equivalents net of interest expense on borrowings. The decrease during the three and nine months ended December 31, 2000 compared to the corresponding periods in the prior year is due to lower cash balances during the current periods. See also "Liquidity and Capital Resources."

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

      OPERATING ACTIVITIES. Net cash used in operating activities decreased from $60.0 million for the nine months ended December 31, 1999 to $24.0 million for the nine months ended December 31, 2000. Our net operating cash outflow for both periods was primarily a result of inventory purchases and operating losses, exclusive of depreciation and amortization. The decrease in net cash used in operating activities during the nine months ended

December 2000 compared to the nine months ended December 31, 1999 primarily relates to a lower level of inventory purchases and prepaid advertising during the current period. In connection with a reorganization designed to reduce costs and improve operating efficiencies, we expect to record a charge in the fourth quarter of fiscal 2001 of approximately $700,000. Excluding this charge, we anticipate our net cash used in operating activities to continue to decline in future periods in connection with our efforts to improve overall operating efficiencies, lower total operating costs as a percentage of sales and improve inventory management practices and procedures.

      INVESTING ACTIVITIES. Net cash used in investing activities totaled $9.6 million during the nine months ended December 31, 2000 compared to $9.7 million during the nine months ended December 31, 1999. Net cash used in investing activities during the nine months ended December 31, 2000 consisted of $5.9 million related to property and equipment purchases primarily associated with technology and Web site enhancements and $2.1 million of Internet domain and other intangible asset purchases. Net cash used in investing activities during the nine months ended December 31, 1999 consisted of approximately $5.3 million related to the purchase of computer and office equipment and Web site enhancements as well as leasehold improvements associated with leased office and warehouse facilities and $4.4 million of Internet domain and other intangible asset purchases.

      FINANCING ACTIVITIES. Net cash provided by financing activities totaled $31,000 during the nine months ended December 31, 2000 compared to $129.1 million during the nine months ended December 31, 1999. Financing activities during the nine months ended December 30, 2000 related to cash received from the exercise of employee stock options and from the sale of stock in connection with our employee stock purchase plan, net of fees paid in connection with our new revolving credit facility executed in September 2000.

      COMMITMENTS. As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and certain marketing and distribution agreements. We have no material commitments for capital expenditures.

      CREDIT FACILITY. During September 2000, we executed a three-year revolving credit facility with Congress Financial Corporation, a unit of First Union National Bank, with a maximum available credit of $25 million. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base related to our assets as defined in the agreement, and was $13.1 million at December 31, 2000. As of December 31, 2000, there were no amounts outstanding. Any future amounts outstanding under the credit facility would bear interest at the prime rate or LIBOR plus 250 basis points.

      FINANCIAL CONDITION. We believe that current cash balances and borrowing capacity will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

      OTHER. In connection with our plan to reduce costs and improve operating efficiencies, we expect to record a charge in the fourth quarter of fiscal 2001 of approximately $700,000 for costs associated with a reorganization that resulted in the termination of certain consulting relationships and a loss in employment to approximately 45 employees, or approximately 15% of our workforce.

      During January 2001, we entered into a merger agreement with an online art dealer. In connection with the closing of the transaction, the stockholders of the online art dealer would receive approximately 7.1 million shares of our common stock. In addition, all of the acquired company's outstanding warrants and stock options would be converted to outstanding warrants and options to acquire approximately 1.6 million shares of our common stock. Final closing of the merger is expected by April 30, 2001 and is subject to customary closing conditions including regulatory filings with the Securities and Exchange Commission and approval by the stockholders of Ashford and the online art dealer. Although we believe this merger will be finalized, there is no guarantee that the closing will occur by April 30, 2001, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and free products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

      In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We already classify shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We do not impose separate handling charges on customers. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $2.5 million and $1.1 million for the nine months ended December 31, 2000 and 1999, respectively.

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

      o the continued maintenance and development of our Web site, the systems and staff that process customer orders and payments, and our computer network;

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

      A number of factors will cause our gross margins to fluctuate in future periods, including the mix of corporate sales to traditional retail sales, the mix of products we sell, inventory management, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE EXPECT TO EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES, WHICH WILL CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE AND COULD CAUSE OUR ANNUAL RESULTS TO BE BELOW EXPECTATIONS.

      We expect to experience significant seasonal fluctuations in our net sales that will cause quarterly fluctuations in our operating results. In particular, we realized approximately 50% and 40% of our net sales for fiscal year 2000 and 1999, respectively, during the fourth calendar quarter, primarily due to gift purchases made during the holiday season. We expect this trend to continue in the future.

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

IF WE ARE UNABLE TO PURCHASE OR CONTINUE TO PURCHASE PRODUCTS DIRECTLY FROM THE BRAND OWNERS, OUR NET SALES COULD DECREASE.

      A significant portion of our units sold is purchased directly from the brand owners. We are negotiating with some of the remaining brand owners to purchase those brands directly, in all product categories. We believe that purchasing directly from the brand owners will provide us with a more predictable supply of products, as well as a lower cost of goods. As a result, we believe that part of our success is contingent on attaining or maintaining our ability to buy directly from the brand owners. If we lose or do not improve our ability to buy directly from the brand owners, our net sales or margins may decrease.

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

      At December 31, 2000, we held approximately $26.9 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

      Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In order to manage this growth effectively, we need to continue to improve our financial and managerial controls and reporting systems and procedures. Any inability of our management to integrate additional companies, employees, customer databases, merchandise lines, categories of merchandise, technology advances, fulfillment systems, and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY EXPAND OUR ACCOUNTING AND FINANCIAL REPORTING SYSTEMS, OUR STOCK PRICE COULD DECLINE.

      We continue to expand our financial and management information systems to accommodate new data. If we fail to successfully implement and integrate our new financial reporting and management information systems with our existing systems or if we are not able to expand these systems to accommodate our growth, we may not have adequate, accurate or timely financial information. Our failure to have adequate, accurate or timely financial information would hinder our ability to manage our business and operating results. If we continue to grow rapidly, we will face additional challenges in upgrading and maintaining our financial and reporting systems.

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

OUR OPERATING RESULTS DEPEND ON OUR INTERNALLY DEVELOPED WEB SITE, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS. IF WE DO NOT SUCCESSFULLY MAINTAIN OUR WEB SITE AND THE SYSTEMS THAT PROCESS CUSTOMER ORDERS, WE COULD LOSE CUSTOMERS AND NET SALES COULD BE REDUCED.

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

      We use internally developed systems for our Web site and substantially all aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Web site or the number of purchases made by customers increases by more than two times our current holiday sales levels, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

      If we fail to maintain our Web site or toll-free call center in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to maintain the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully fulfill customer orders. As a result, we could lose customers and our net sales could be reduced. In addition, our failure to maintain or upgrade our Web site or these computer systems without system downtime would further reduce our net sales. We may experience difficulty in improving and maintaining our systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

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

OUR COMMON STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

      The trading price of our common stock fluctuates significantly. For example, since our initial public offering through December 31, 2000, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $0.30. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      (a)  Exhibits under Item 601 of Regulation S-K

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
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


Date:  February 14, 2001               ASHFORD.COM, INC.



                                       By: /s/ DAVID F. GOW
                                           ------------------------------------
                                               David F. Gow
                                               Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
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