Form 10-K
period 2001-03-31
ASHFORD COM INC
filed 2001-06-29
CIK 1089909

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-27357

                               ASHFORD.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0617905
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

                        3800 BUFFALO SPEEDWAY, SUITE 400
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)
                               -----------------
                                 (713) 369-1300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

   Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 31, 2001 was $7,623,806.

The number of shares of common stock outstanding as of May 31, 2001 was 55,833,437.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Registrant's definitive proxy statement filed in connection with its annual meeting of stockholders to be held on August 27, 2001 are incorporated by reference into Part III of this Form 10-K where indicated.

   Certain exhibits and appendices filed with the Registration Statement on Form S-1 (File No. 333-82759), as amended, are incorporated by reference into Part IV of this Form 10-K where indicated.

                               ASHFORD.COM, INC.

                               TABLE OF CONTENTS


                                     PART I

Item 1.  Business...................................................    3

Item 2.  Properties.................................................   23

Item 3.  Legal Proceedings..........................................   23

Item 4.  Submission of Matters to a Vote of Security Holders........   23

Item 4a. Executive Officers of the Registrant.......................   23

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters........................................   25

Item 6.  Selected Consolidated Financial Data.......................   25

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................   26

Item 7A. Quantitative and Qualitative Disclosure about Market
         Risk.......................................................   33

Item 8.  Financial Statements and Supplementary Data................   33

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................   33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.........   33

Item 11. Executive Compensation.....................................   33

Item 12. Security Ownership of Certain Beneficial Owner and
         Management.................................................   33

Item 13. Certain Relationships and Related Transactions.............   33

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K...................................................   33

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

COMPANY OVERVIEW

     We are a Web-based retailer focused on luxury and premium products, including new and vintage watches, clocks, diamonds, jewelry, leather goods, writing instruments, fragrances, and sunglasses, altogether offering more than 12,000 styles of products from over 300 leading luxury brands. During the past two years we have rapidly expanded our primary product focus from offering only new watches to offering 11 different product categories. Our strategy has been to add complementary products to create a portfolio that combines items purchased frequently, such as leather and sunglasses, with higher priced items purchased less frequently, such as watches and diamonds. In March 2000, we launched our corporate gift business which offers an additional 800 luxury products in new categories such as crystal, silver and pewter that are targeted to the corporate market. By combining our expertise in luxury products and our commitment to excellent customer service with the benefits of Internet retailing, we are able to deliver a unique shopping experience to our retail and corporate consumers. We believe that our current luxury and premium product offerings are well suited for online commerce given our brand recognition, generally high average sales prices and relatively low average distribution and shipping costs.

     Our Web site features detailed product information, helpful and useful shopping services and innovative merchandising through easy-to-navigate Web pages. We offer customers the convenience and flexibility of shopping 24 hours a day, seven days a week, from their homes, offices or other locations. In addition, with the exception of diamonds, we carry almost all of the products we sell in inventory, which enables us to ship most products to our customers within 24 hours. Our customer service representatives are available through phone and e-mail and are trained to answer a broad array of questions regarding product styles, features and technical specifications, as well as provide product recommendations. This informative and high-quality shopping experience provides luxury brand owners a Web-based retail channel consistent with the luxury character and premium quality of their products.

INDUSTRY OVERVIEW

GROWTH OF THE INTERNET AND ONLINE COMMERCE

     Internet usage and online commerce continue to grow worldwide. International Data Corporation, or IDC, estimates that there were 142 million Web users worldwide at the end of 1998. IDC anticipates that number will grow to approximately 502 million users by the end of 2003. IDC also estimates that revenue generated worldwide from online commerce will exceed $1.3 trillion by 2003, although growth rates for online commerce for luxury and premium products and the growth rate for our business may differ significantly from the growth of online commerce generally. These projected growth rates can be attributed to many factors, including:

 . a large and growing installed base of personal computers and other Internet-connected devices in the workplace and home;

 .  advances in performance and speed of personal computers and modems;

 .  improvements in network security, infrastructure and bandwidth;

 .  easier and cheaper access to the Internet; and

 .  the rapidly expanding availability of online content and commerce sites.

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

     Traditional Retail Channels for Luxury and Premium Products. We believe that the traditional retailers for luxury and premium products in the United States today can be grouped as follows:

 . high-end department stores and jewelry stores that often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

 . national department stores that tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;

 . specialty and single-brand stores, which are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

 . boutiques, which are small stores, often located in malls that generally carry a selection of the latest trends in lower-priced fashion products and accessories.

     Challenges in Traditional Luxury Goods Retailing. We believe that traditional store-based retailers face a number of challenges in providing a satisfactory shopping experience for buyers of luxury and premium products.

 . Selection is limited because physical retail space constrains the number of styles and the amount of product inventory that may be carried by any one store. In addition, the significant carrying costs of physical inventory in multiple store locations require traditional store-based retailers to focus their product selection on the most popular products that produce the highest inventory turns, further limiting consumer selection.

 . Traditional store-based retailers have a high cost structure. Most of the leading luxury and premium product retailers are located either in the most exclusive and expensive shopping locales or in high-cost retail outlets or malls, both of which must be in close proximity to the target buyers. This is because their sales are dependent on serving customers who are willing to physically visit their stores.

 . Traditional retailers sell luxury products often at a significantly higher price than wholesale to cover high operating costs. As a result, consumers ultimately pay for the high cost structure of the retail store.

 . The needs of luxury goods customers are changing. Increasingly, luxury goods brands are appealing to a broader, time-constrained customer base that is not willing or able to spend the time necessary to shop in traditional store-based retail locations.

 . In many cases, customers are served by employees with limited knowledge regarding the features of the products they sell, whether due to high employee turnover, limited training or other factors.

 . Traditional store-based retailers can only serve those customers who have convenient access to their stores. These store-based retailers must open new stores to serve additional geographic areas, resulting in significant investments in inventory, physical space, leasehold improvements and the hiring and training of store personnel.

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

     Extensive Product Selection. We offer a broad selection of luxury and premium products that would be economically and physically difficult to offer in a traditional store, together with the unique environment of the Internet that enables us to dynamically adjust our product mix and merchandising strategy. Our online store offers over 12,000 styles of products from over 300 leading luxury brands across 11 product categories. Additionally, some of the brands we offer lack a U.S. distribution network, making them hard to find in traditional retail outlets. We believe that our extensive selection increases the likelihood that the consumer will find the product they would like to purchase.

     Compelling Content and Detailed Product Information. Our Web site includes significant content and detailed product information to provide our customers with a convenient and enjoyable shopping experience. Our Web site displays detailed product descriptions and product photos. For certain brands, we have dedicated pages to communicating specific brand histories and key messages. We also employ specialists with product expertise, such as master watchmakers and a certified gemologist, who are available to address detailed customer questions by phone or e-mail. Our goal is to provide our customers with the product information they need to make educated and highly satisfactory purchase decisions.

     Competitive Prices and Compelling Value. We offer our customers products at competitive prices and, combined with our high-quality shopping experience, provide compelling value.

     Commitment to Excellent Customer Service. Luxury and premium goods consumers expect the highest level of personalized customer service, which we are committed to providing. Our customer service representatives are available through phone and e-mail and are trained to answer a broad array of questions regarding product styles, features and technical specifications, as well as provide product recommendations. Before shipping, we inspect each product, and in the case of watches, set the time and date for the customer. In addition, we offer gift-wrapping and same-day shipping on orders placed before 4:00 p.m. CST (2:00 p.m. CST for items in the diamonds and bridal department) and standard overnight shipping in the United States. We also offer a 30-day return policy on all products to ensure customer satisfaction. We also offer our watch customers a certification of authenticity, repair and battery replacement services and an Ashford.com warranty for the length of the manufacturer's warranty plus an additional two years.

     Personalized Shopping Experience. We provide a convenient and enjoyable shopping experience that addresses the dynamic needs of the luxury goods customer. These services are designed to help consumers search through our product offerings and make informed selections. Our services include:

 . Search Capability. Our site offers search capabilities making it easy for customers to find products on the site. Search criteria include brand, price, keyword, size, features and other criteria.

 . Real-Time Customer Interaction. Using real-time, online customer interaction software, our customer service representatives are able to answer specific questions about our products and services. This feature allows customers shopping from home with just one phone line to communicate in real-time with a customer service representative without losing their Internet connection and leaving our online store.

 . In-Stock Notification. With the exception of diamonds, we carry almost all of our products in inventory. For items in stock, we clearly indicate to the customer on our Web site that we can ship the product generally within 24 hours. For an item not currently in stock, we indicate on our Web site that the customer can expect a longer delivery time.

 . Gifts and Wish List. We provide a variety of gift suggestions and feature product suggestions for particular holidays. We also provide a wish list service that customers can use to provide friends and relatives with gift ideas by e-mail. Customers buying gifts can choose among a variety of gift-wrap styles at the time of order.

 . Shopping Hours. Our online store provides consumers the opportunity to shop from their homes, offices or other locations 24 hours a day, seven days a week.

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

     Extend Leadership Position in Fine Watches to Other Product Categories. We believe that there are excellent online market opportunities for a variety of luxury and premium products, including leather goods, sunglasses, fragrances, ties and scarves, diamonds and jewelry. Over the past two years we have enhanced our product offerings by expanding into these luxury and premium product categories, which has enabled us to leverage our customer base, brand name, merchandising expertise and distribution capabilities. We believe that offering a broad selection of luxury goods will enable us to increase sales per customer visit, encourage repeat purchases and expand our customer base.

     Leverage Leadership Position in Luxury and Premium Products to the Corporate Gifts Market. We believe that there are excellent online opportunities targeted to the business market for corporate gifts. We believe that the combination of our extensive selection, hands-on customer service and the efficiencies of the Internet allow us to offer corporate accounts a more convenient, customized and value added service. Our objective is to grow our market position in the corporate gift category by adding a regionalized sales force to provide personalized service and access to premium brands more conveniently via the Internet.

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

     Pursue Ways to Increase Our Sales. We intend to pursue new opportunities to increase our sales by:

 . continuing to take steps to add new customers and to promote repeat purchases;

 .  pursuing international market opportunities;

 .  establishing advantageous relationships with distributors and brand owners;
   and

 .  acquiring complementary businesses, products and technologies.

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

OUR STORE DEPARTMENTS

     We have categorized products into different departments, including but not limited to new watches, vintage watches, diamonds and bridal, jewelry, writing accessories, sunglasses, fragrances, and leather goods and handbags. Within each department, products can be viewed by brand, or sorted by price, keyword, size, features and other criteria. The following is a summary of our most significant departments.

     New Watches. Since inception, we have focused on becoming the leading retailer of fine watches on the Internet. Here we offer over 7,500 styles from over 50 brands, providing outstanding selection for the customer. Our prices in this department generally range from $75 to over $30,000. To date, our average purchase price in this department has been approximately $500 per watch.

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

     Diamonds and Bridal.   The diamonds and bridal department offers an
extensive collection of bridal jewelry and certified loose diamonds. We carry a broad selection of diamonds of various cuts, sizes and quality with prices generally ranging from $99 to over $400,000. We offer customers a unique diamond purchasing experience through our "Build Your Ring" functionality that enables customers to build and purchase custom rings interactively.

     Jewelry. The jewelry department offers a broad selection of jewelry from semi-precious stones to sterling silver with prices generally from $75 to over $10,000 from leading jewelry manufacturers as well as our exclusive Ashford Collection(TM).

     Writing Accessories. The writing accessories department offers fine pens, pencils and stationery from leading brands, with prices generally ranging from $20 to over $2,000. The collection includes over 700 styles from over 35 leading brands.

     Sunglasses. This department offers our growing collection of sunglasses, with prices generally ranging from $50 to over $350. The collection includes over 500 styles from 35 brands.

     Fragrances. The fragrance department offers a broad selection of over 200 fragrances. Our prices in this department generally range from $30 to $75.

     Leather Goods and Handbags. This department offers over 500 styles of leather goods products from 25 brands. Our prices in this department generally range from $25 to $1,200.

     In March 2000, we launched our corporate gift business offering an additional 800 luxury products in new categories such as crystal, silver and pewter that are targeted for the corporate market. We believe that the corporate gift market complements our retail offerings because it is less seasonal and offers the opportunity for higher margins. In addition to offering thematically organized corporate gifts, Ashford.com offers custom engraving, etching and embossing to our corporate customers.

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

MARKETING & PROMOTION

     We have designed our marketing and promotion strategy to build the Ashford.com brand, increase customer traffic, promote the sales of new products, maximize repeat purchases and build strong customer loyalty. Our marketing and promotional activities primarily target a customer demographic that is more likely to buy our luxury and premium products. These activities include both offline and online advertising. In the last fiscal year, we spent approximately $11.9 million on advertising, of which approximately 50% was spent online.

     Online Advertising. We have agreements with significant Internet destinations under which our advertisement banner will appear on the screen each time one of over several hundred watches or fashion accessory-related words is entered as a search term by a user. We also have month-to-month banner advertising agreements with a broad range of online sites, including major online portals. These agreements typically provide for minimum impressions and we renew these agreements on a month-to-month basis depending on results. We also advertise our site in conjunction with other major online portals, Internet service providers and luxury and premium market-related Web sites to build our brand and increase our reach on the Internet. In addition, we have an affiliate program and other initiatives aimed at increasing traffic and supporting our brand development. Under our affiliate program, we pay our registered affiliates referral fees for sales generated via their links to our Web site.

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

     Offline Advertising. We have used offline advertising to promote both our brand and specific merchandising opportunities. Our offline advertising has primarily consisted of television advertisements and print advertisements in magazines and newspapers. During fiscal 2001, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers.

     Other Promotional Activities. During April 2000, we gave away the Ashford Diamond(TM), a 15-carat, colorless, internally flawless, pear-shaped diamond worth an estimated $1.5 million as part of the Ashford.com Million Dollar Diamond Giveaway contest. The promotion ran for several months during the year and as part of the promotion we made donations to designated charities.

FULFILLMENT OPERATIONS

     We obtain our products from brands and a diverse network of distributors, brokers and retailers. We have ongoing efforts to continue to expand the number of direct relationships with brand owners in all our product categories. For brands where we do not have direct relationships, we buy products from a network of distributors, brokers and retailers.

     With the exception of diamonds, we carry inventory on almost all of the products available for sale on our site. We store our products and conduct our fulfillment operations in our headquarters facility located in Houston, Texas. When we receive an order, we immediately begin the packaging and shipping operation. Most orders are shipped on the date of order entry. Our inventory management system tracks the quantities of all stock keeping units, which enables us to display information about the availability of the products on our Web site.

     We offer overnight shipping on all orders and next-day delivery on orders placed before 4:00 p.m. CST (2:00 p.m. CST for items in the diamonds and bridal department) along with a variety of other convenient delivery options. We have developed relationships with both United Parcel Service and Federal Express to maximize our overall service level to all 50 states. The ability to provide overnight delivery is an important ongoing service for our customers.

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

     Our customer service representatives are available through phone and e-mail 24 hours a day, 7 days a week. Before shipment, we inspect each product, and in the case of watches, adjust the date and set the time for the customer. With the exception of diamonds, we ship almost all of our products on the date of order entry. Once shipment is made, we immediately send e-mail confirmation to the customer. We offer a 30-day return policy on all products. We also offer our watch customers a certification of authenticity, repair and battery replacement services and an extended warranty.

OPERATIONS AND TECHNOLOGY

     We have implemented a broad array of site management, search, customer interaction and distribution services and systems that we use to process customer orders and payments. These services and systems use a combination of our own and commercially available, licensed technologies. These applications also manage the process of accepting, authorizing and charging customer credit card orders with an address verification and approval system. We focus our internal development efforts on creating, implementing and enhancing specialized software that we use to:

 .  accept and validate customer orders;

 . enable customer service representatives to engage in real-time, online interaction with multiple customers simultaneously;

 .  organize, place and manage orders with vendors;

 .  receive product and assign it to customer orders; and

 .  manage shipment of products to customers based on various ordering criteria.

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

     The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, our future success will depend on our ability to:

 .  adapt to rapidly changing technologies;

 .  adapt our services to evolving industry standards; and

 . continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

     Our failure to adapt to market changes could harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. This could have a material adverse effect on our business, results of operations and financial condition.

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

     We currently or potentially will compete with a variety of competitors, including the following:

 . traditional retailers of luxury and premium products, which may compete with both an online and offline presence, including high-end department stores such as Saks Fifth Avenue and Neiman Marcus, jewelers such as Zales and national department stores such as Macy's;

 . manufacturers of our products that decide to sell directly to end-customers, either through physical retail outlets or through an online store;

 . other online retailers of luxury and premium products, including online service providers that feature shopping services; and

 .  catalog retailers of luxury and premium products.

     We believe that the following are the principal competitive factors in our market:

 .  brand recognition;

 .  selection;

 .  convenience;

 .  order delivery performance;

 .  customer service;

 .  site features and content; and

 .  price.

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

EMPLOYEES

     As of May 31, 2001, we had 234 full-time and part-time employees. We also employ independent contractors to perform duties in various departments. None of our employees is represented by a labor union. We have not had any work stoppages and consider our employee relations to be good. We believe that our success is dependent on our ability to attract and retain qualified personnel in numerous areas.

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

We Anticipate Future Losses and Negative Cash Flow, which May Limit or Delay Our Ability to Become Profitable.

     Since our formation, we have made significant expenditures on our technology, Web site development, advertising, hiring of personnel and startup costs. As a result, we have incurred losses since our inception and expect to experience negative cash flow during future periods. We expect to incur additional costs and expenses related to:

 . brand development, marketing and other promotional activities;

 . the continued maintenance and development of our Web site, the systems and staff that process customer orders and payments, and our computer network;

 . the expansion of our product offerings and Web site content; and

 . development of relationships with strategic business partners.

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


We May Be Unable to Meet Our Future Capital Requirements.

     If our current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations in the future. We have sufficient funds for our anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, we may need to raise additional funds.

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

     Our quarterly operating results have fluctuated in the past, and we expect both our quarterly and annual operating results to fluctuate significantly in the future. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly. The following are material factors that may harm our business or cause our operating results to fluctuate:

 . our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

 . seasonality;

 . our inability to manage inventory levels or control inventory theft;

 . our inability to manage our fulfillment operations;

 . our inability to adequately maintain, upgrade and develop our Web site, the systems that we use to process customer orders and payments or our computer network;

 . the ability of our competitors to offer new or enhanced Web sites, services or products;

 . our inability to obtain product lines from our suppliers;

 . the availability and pricing of merchandise from vendors; and

 . increases in the cost of online or offline advertising.

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

Our Stock May be Delisted from the Nasdaq National Market.

  On April 9, 2001, we received a notice from Nasdaq that our common stock had failed to maintain a minimum bid price of one dollar over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice stated that if at any time prior to July 9, 2001, the closing bid price of our common stock does not sustain at one dollar or more for at least 10 consecutive trading days, our common stock could be delisted from the exchange. If our common stock price fails to sustain the minimum closing bid price for the requisite number of days, the Nasdaq staff will issue a determination that the common stock will be delisted. Thereafter, and prior to any actual delisting, we will have an opportunity to request a hearing. At such hearing, we will have the ability to present a plan demonstrating that we can come into compliance with the continued listing requirements. A common course of action for companies attempting to maintain their listing by ensuring a bid price in excess of one dollar is the institution of a reverse stock split. A reverse stock spilt could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. That is to say, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock, as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. From the date of the letter through June 26, 2001, our stock has not traded above one dollar for 10 consecutive days.

We Expect to Experience Seasonal Fluctuations in Our Net Sales, which Will Cause Our Quarterly Results to Fluctuate and Could Cause Our Annual Results to be Below Expectations.

     We expect to experience significant seasonal fluctuations in our net sales that will cause quarterly fluctuations in our operating results. In particular, we realized approximately 40%, 50% and 40% of our net sales for fiscal 2001, 2000 and 1999, respectively, during the fourth calendar quarter, primarily due to gift purchases made during the holiday season. We expect this trend to continue in the future.

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

     At March 31, 2001, we held approximately $24.1 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

We May Not Be Able to Compete Successfully Against Current and Future
Competitors.

     We expect competition in the online sale of luxury and premium products to intensify in the future. Increased competition is likely to result in price pressure, reduced gross margins and loss of market share, any of which could seriously harm our net sales and operating results. In addition, the luxury goods industry is intensely competitive. We currently or potentially compete with a variety of other companies, including:

 . traditional retailers of luxury and premium products;

 . brand owners of the products we sell;

 . other online retailers of luxury and premium products; and

 . catalog retailers.

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

     If we are not able to successfully market, sell and distribute our products in foreign markets or if certain risks and uncertainties of doing business in foreign markets prove insurmountable then these factors could have a material adverse effect on our future global operations, and consequently, on our operating margins. We do not currently have any overseas fulfillment or distribution facility or arrangement or any Web site content localized for foreign markets, and we cannot be certain that we will be able to establish a global presence. In addition, there are certain risks inherent in doing business on a global level, including:

 . regulatory requirements;

 . export restrictions;

 . tariffs and other trade barriers;

 . difficulties in staffing and managing foreign operations;

 . difficulties in protecting intellectual property rights;

 . longer payment cycles;

 . problems in collecting accounts receivable;

 . political instability;

 . fluctuations in currency exchange rates; and

 . potentially adverse tax consequences.

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

It May Be Difficult for a Third Party to Acquire Us Even if Doing So Would Be Beneficial to Our Stockholders.

     Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In particular, our certificate of incorporation provides for a board of directors that is divided into three classes which may issue preferred stock without any stockholder action. Our certificate of incorporation also does not allow stockholders to act by written consent or for cumulative voting in the election of directors. Only one class of directors is up for reelection at each annual meeting. In addition, Section 203 of the Delaware General Corporation Law places restrictions on business combinations with interested stockholders.

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

     Our business, financial condition and results of operations would be seriously harmed if:

 . use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected;

 . the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur;

 . the Internet, the Web and other online services do not become a viable commercial marketplace; or

 . traffic to our Web site decreases or fails to increase as expected or if we spend more than we expect to attract visitors to our Web site.

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

RISKS RELATED TO SECURITIES MARKETS

Our Common Stock Price Is Volatile, Which Could Result In Substantial Losses for Individual Stockholders.

     The trading price of our common stock fluctuates significantly. For example, since our initial public offering through March 31, 2001, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $0.30. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

 . actual or anticipated variations in our quarterly operating results;

 . announcements of technological innovations or new products or services by us or our competitors;

 . changes in financial estimates by securities analysts;

 . conditions or trends in the Internet and/or online commerce industries;

 . changes in the economic performance and/or market valuations of other
  Internet, online commerce or retail companies;

 . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

 . additions or departures of key personnel;

 . release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

 . potential litigation.

     In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

     Our corporate offices and fulfillment operations are located in Houston, Texas, where we lease approximately 76,000 square feet under a lease that provides for aggregate annual lease payments through the term of the lease expiring in April 2003.

ITEM 3.  LEGAL PROCEEDINGS

     We are, and from time to time, may be involved in litigation relating to claims arising out of our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would materially adversely affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of our shareholders on April 25, 2001 to vote on the merger and the merger agreement between Ashford.com, Inc. and Guild.com, Inc.

     The proposal to approve the adoption of the merger and the merger agreement was approved by the vote set forth below:

        FOR                        AGAINST                        ABSTAIN
------------------          ---------------------         ---------------------
    27,424,700                      52,094                         10,237

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables set forth specific information regarding our executive officers and directors as of March 31, 2001

Name                         Age                          Position(s)
----                         ---                          -----------
J. Robert Shaw                  35      Chairman of the Board
Kenneth E. Kurtzman             38      Chief Executive Officer and Director
James H. Whitcomb, Jr.          35      President, Chief Information Officer and Director
William J. Hensler              53      Chief Operating Officer
David F. Gow                    38      Chief Financial Officer
Ryan J. Maierson                29      Vice President, General Counsel and Secretary
Kevin R. Harvey                 36      Director
Colombe M. Nicholas             56      Director
Robert Cohn                     51      Director
Scott Hockler                   39      Director

     J. ROBERT SHAW is one of our co-founders and has served as the Chairman of the Board since April 1998. In 1989, Mr. Shaw founded Synergy Development Corp., an information-technology consulting firm that provided equipment and services to online commerce companies, and was President and Chief Executive Officer since its inception. In 1999, Synergy Development Corp. reorganized as Emerging Inc., an online commerce consulting firm. Mr. Shaw was President, Chief Executive Officer and Director of Emerging Inc. since its inception. Emerging Inc. ceased operations in April 2001. From 1985 to 1989, Mr. Shaw served as Vice President of Sales and Finance for StyleWare, Inc., a software company that was subsequently sold to Claris Corporation. Mr. Shaw received a Bachelor of Business Administration in Economics cum laude from the University of St. Thomas.

     KENNETH E. KURTZMAN joined us in May 1999 as our Chief Executive Officer and a Director. Mr. Kurtzman resigned as our Chief Executive Officer in April 2001 and as a Director in June 2001. From August 1995 to April 1999, Mr. Kurtzman served as Vice President and General Manager of several divisions of Compaq Computer Corporation, including the Small and Medium Business Division and Compaq.com. From September 1989 to August 1995, Mr. Kurtzman worked for McKinsey & Co., an international consulting firm, where most recently he served as a Principal working in the computing, telecommunications, systems integration, banking and energy industries. Mr. Kurtzman received a Bachelor of Arts degree in Economics magna cum laude from Rice University, an undergraduate degree in economics from Cambridge University and a Masters in Business Administration degree from the Graduate School of Business at Stanford University.

     JAMES H. WHITCOMB, JR. is one of our co-founders and oversees all aspects of technology. He has served as our President and as a Director since March 1998. From our inception to May 1999, he served as Chief Executive Officer and from May 1999 to February 2000 he served as our Chief Operating Officer. From February 1990 to March 1998, Mr. Whitcomb served as Chief Technology Officer at Synergy Development Corp, an information-technology consulting firm, and served as a director since its inception. In 1999, Synergy Development Corp. reorganized as Emerging Inc., where Mr. Whitcomb continued as a director. Emerging, Inc. ceased operations in April 2001. Mr. Whitcomb earned a bachelor's degree in accounting from the University of Texas at Austin.

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

     DAVID F. GOW served as our Chief Financial Officer from March 1999 to April 2001, when he was promoted to Chief Executive Officer. From January 1996 to February 1999, Mr. Gow was the Director of Strategic Planning at Compaq Computer Corporation. From August 1993 to January 1996, Mr. Gow worked as a consultant with McKinsey & Co., serving the technology, energy, banking and retail industries. Mr. Gow received a Bachelor of Arts in Economics from Williams College and a Masters degree from the Kennedy School of Government at Harvard University.

     RYAN J. MAIERSON served as our Vice President, General Counsel and Secretary to the Board of Directors from January 2001 to June 2001. He was responsible for overseeing all aspects of our legal affairs. Prior to becoming general counsel, Mr. Maierson served for one year as our assistant general counsel and director of business development. He began his legal career as a law clerk to the Supreme Court of Texas and then practiced at the Houston-based law firm of Bracewell & Patterson, LLP. Mr. Maierson received his undergraduate degree in economics, magna cum laude, from the Wharton School of the University of Pennsylvania in 1992 and his law degree, with honors, from The University of Texas School of Law in 1996, where he was elected to the Order of the Coif national honorary society.

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

     ROBERT COHN has served on our board of directors since May 2000. From September 1997 until his retirement in May 1999, Mr. Cohn served as Executive Vice President of Lucent Technologies, Inc.

From June 1982 until September 1997, Mr. Cohn served as founder, Chief Executive Officer and Chairman of the Board of Octel Communications, a provider of voice messaging systems. Mr. Cohn presently serves as a director of Chapters Online Inc., a Canadian internet portal company, and Saba Software, Inc., an enterprise software company. Mr. Cohn holds a B.S. from the University of Florida and an M.B.A. from Stanford University.

     SCOTT HOCKLER was appointed to our board of directors during February 2001. Mr. Hockler resigned from the Company and his board position during June 2001.

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

                                                       Common Stock Price
                                                 ----------------------------
                                                    High              Low
                                                 -----------      -----------
Year ended March 31, 2000:
   Second Quarter (from September 22, 1999)           $13.00            $9.22
   Third Quarter                                       24.88             9.44
   Fourth Quarter                                      13.13             4.72

Year ended March 31, 2001:                            $ 5.88            $2.50
   First Quarter                                        4.06             2.56
   Second Quarter                                       3.13             0.30
   Third Quarter                                        1.19             0.38
   Fourth Quarter

HOLDERS

     As of May 31, 2001, there were 208 stockholders of record of the common stock, although there are a larger number of beneficial owners.

DIVIDENDS

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, we issued 1,991,000 shares of our common stock in exchange for the outstanding capital stock of E.S.T., Inc.

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

     The selected consolidated financial data reflect that prior to March 31, 1998, we had no operations or activities. The following selected consolidated financial data was derived from our audited consolidated financial statements appearing elsewhere in this Report. We were incorporated in March 1998, and did not commence operations or activities until April 1998.

                                                                                                            Period from
                                                          Year Ended               Year Ended                Inception
                                                          March 31,                March 31,             through March 31,
                                                          ----------------------------------------------------------------
                                                                2001                   2000                      1999
                                                              --------               --------                   -------
                                                                    (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                                    $  67,195                 $ 39,931                   $ 5,938
Cost of sales                                                   56,348                   33,487                     5,110
                                                             ---------                 --------                   -------
Gross profit (1)                                                10,847                    6,444                       828
Operating expenses:
 Marketing and sales (includes non-cash amortization
  of $79,735, $27,525 and $0, respectively)                    105,895                   60,806                     1,013

 General and administrative (includes non-cash
  amortization of $2,633, $3,003 and $0,
  respectively) (2)                                             27,929                   17,093                     1,019

 Restructuring charge                                              662                        -                         -
 Impairment loss                                                 1,094                        -                         -
 Depreciation and amortization                                  13,460                    3,277                        67
                                                             ---------                 --------                   -------
   Total operating expenses                                    149,040                   81,176                     2,099
                                                             ---------                 --------                   -------
Loss from operations                                          (138,193)                 (74,732)                   (1,271)
Interest income                                                  1,644                    2,677                        13
Interest expense                                                  (132)                      (7)                       (6)
                                                             ---------                 --------                   -------
Net loss                                                     $(136,681)                $(72,062)                  $(1,264)
                                                             =========                 ========                   =======
Net loss per share, basic and diluted                           $(2.99)                  $(2.65)                   $(0.12)
                                                             =========                 ========                   =======
Pro forma net loss per share, basic and diluted (3)             $(2.99)                  $(2.05)                   $(0.10)
                                                             =========                 ========                   =======
Shares used to compute net loss per share:
 Basic and diluted                                              45,725                   27,197                    10,397
 Pro forma basic and diluted (3)                                45,725                   35,071                    13,264


                                                             March 31,                March 31,                  March 31,
                                                               2001                     2000                       1999
                                                             ---------                ---------                  ---------
                                                                                    (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                    $   7,095                 $ 46,474                   $   893
Working capital                                                 23,861                  148,898                     2,555
Total assets                                                    56,266                  177,608                     5,108
Total stockholders' equity                                      43,268                  171,270                     2,808

(1) Includes the reclassification of certain promotional costs from marketing and sales to cost of sales related to the adoption of the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." All periods presented have been reclassified for consistent presentation. Also includes a charge of approximately $1.8 million during the year ended March 31, 2001, relating to inventory valuation reserves. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Report.
(2) Includes non-recurring charges of approximately $400,000 during the year ended March 31, 2001, relating to the pending settlement of litigation.
     See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Report.
(3) See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Report for an explanation of the determination of the number of shares and share equivalents used in computing pro forma per share amounts.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 22, 1999 (Reg. No. 333-82759).

OVERVIEW

     We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. We initially focused exclusively on the sale of new and vintage watches. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1998 and have experienced significant increases in our net sales and corresponding cost of sales since inception. We currently offer more than 12,000 styles of products from over 300 leading luxury brands. We are currently focusing our efforts on continuing to increase net sales while maintaining or decreasing current expense levels. We plan to continue the growth of our corporate gift business, which generally generates higher margin sales and is less seasonal in nature than our traditional retail sales, and our newer, higher margin product categories, such as our Ashford Collection jewelry. As part of a larger effort to improve overall operating efficiencies and lower total operating costs as a percentage of sales, we have specifically reduced our traditional print and media marketing activities and broadened our focus on Internet and online media, which we believe to be a more efficient and economical means of attracting new customers. Other specific initiatives designed to improve financial performance and liquidity management include reducing the scope of product offerings, decreasing our investment in inventory and eliminating certain operating costs, including personnel costs.

     As stated above, we plan to continue the growth of our corporate gift business which was introduced in March 2000. Our corporate gift business offers over 800 luxury products such as crystal, silver and pewter that appeal to the corporate market. These products usually generate higher margin sales and are less seasonal in nature than our traditional retail sales. Also, many corporate gift products are finished with custom engraving, etching or embossing which further increases our margin.

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

Our gross margin will fluctuate in future periods based on factors such as:

 .  product sales mix;

 . the mix of direct and indirect sources of inventory;

 . pricing strategy;

 . promotional activities;

 . inventory management; and

 . inbound and outbound shipping costs.

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

     We have a limited operating history upon which to base an evaluation of our business and prospects. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base projected operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are fixed to a large extent. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected and could significantly limit or delay our ability to generate net profits in any future period.

     The SEC is conducting an investigation concerning our accounting and disclosures relating to certain marketing activities during fiscal years 2000 and 2001. We have been cooperating with the SEC, and we will continue to do so. Our audit committee also has completed an internal review of certain matters related to the SEC review. We do not believe that any of the accounting issues raised by the SEC will have a material effect on our financial statements.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

NET SALES

     Net sales consist of product sales and are net of product returns, coupons and promotional discounts. Net sales increased from $39.9 million for fiscal 2000 to $67.2 million for fiscal 2001. The growth in net sales is primarily related to an increase in units sold due to the growth of our customer base and the growth of our corporate gift business, including a business acquisition. The growth in the rate of repeat purchases from existing customers and the introduction of new product lines during the latter part of fiscal 2000 also contributed to our net sales growth. Net sales were adversely affected during the latter part of fiscal 2001 by a general decline in retail spending and reduced marketing and sales efforts.

COST OF SALES

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $6.4 million for fiscal 2000 to $10.8 million for fiscal 2001. The increase in gross profit is due to several factors. The primary factor is the continued growth of our corporate gift business, including a recent acquisition, which has generated higher-margin sales to date than our traditional retail sales. In addition, we have reduced the amount of free product and service incentives offered to customers at the time of purchase. See also "Recent Accounting Pronouncements." Finally, we continue to see a favorable shift in the mix of products sold from lower-margin products to higher-margin products due to the addition and continued expansion of new product categories. Gross margin was adversely affected by an inventory obsolescence charge of approximately $1.8 million recorded during the fourth quarter of fiscal 2001 as a result of our focus on reducing inventory levels. We anticipate continued gross margin improvements in future periods as we continue to grow our corporate gift business and our newer higher-margin product categories such as home and lifestyle products and our Ashford Collection jewelry. We also expect gross margin improvements in future periods as a result of our efforts to reduce certain expenses such as outbound shipping costs which now are paid by the customer on most orders.

OPERATING EXPENSES

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses and amortization of related deferred compensation. Fulfillment activities include receiving of goods, picking of goods for shipment and packaging of goods for shipment. Fulfillment costs, including the cost of operating and staffing distribution centers, are included in marketing and sales. Marketing and sales expenses increased from approximately $60.8 million for fiscal 2000 to $105.9 million for fiscal 2001. The increase in marketing and sales is attributable to an increase in non-cash amortization from $27.5 million for fiscal 2000 to $79.7 million for fiscal 2001 primarily relating to a marketing contract entered into with another online retailer during the latter part of fiscal 2000 that expired in fiscal 2001. Excluding non-cash amortization, the decrease in marketing and sales is primarily attributable to a reduction in traditional print and media marketing activities. During fiscal 2001, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales. We expect our marketing and sales expense to continue to decline as a percentage of sales in future periods as we continue our focus of becoming more efficient and economical at acquiring customers. See also "Recent Accounting Pronouncements."

     General and Administrative. General and administrative expenses include executive, finance and administrative employee salaries and benefits, amortization of related deferred compensation, professional fees, Web site maintenance, office lease expenses and other general corporate expenses.
General and administrative expenses increased from $17.1 million for fiscal 2000 to $27.9 million for fiscal 2001. Our general and administrative expenses have increased primarily as a result of costs associated with increased headcount, property and franchise taxes and legal costs related to our overall growth and expanded activities. In the future, we expect our general and administrative expenses to decrease as a result of our restructuring activities during January 2001 and May 2001.

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to intangible assets. Depreciation and amortization expense increased from $3.3 million for fiscal 2000 to $13.5 million for fiscal 2001. The increase is primarily due to depreciation and amortization expense related to Internet domain and other intangible asset purchases as well as Web site development costs and technology equipment purchases beginning in the latter half of fiscal 1999 and continuing through the latter part of fiscal 2001.

     Interest Income. Interest income consists of earnings on cash and cash equivalents. Interest income decreased from $2.7 million for fiscal 2000 to $1.6 million for fiscal 2001. The decrease is due to lower cash balances during the current year. See also "Liquidity and Capital Resources."

     Interest Expense. Interest expense consists of interest costs on borrowings. The increase in interest expense for fiscal 2001 is due to borrowings on our revolving credit facility entered into during September 2000.

FISCAL 2000 COMPARED WITH FISCAL 1999

NET SALES

     Net sales consist of product sales and are net of product returns, coupons and promotional discounts. Net sales increased from $5.9 million for fiscal 1999 to $39.9 million for fiscal 2000. The growth in net sales reflects a significant increase in units sold principally due to the growth in our customer base and repeat purchases from our existing customers, in addition to the introduction of new product lines during fiscal 2000. The increase in site traffic and awareness results primarily from advertising expenditures and additional product offerings and availability that were financed through our convertible preferred and common stock offerings.

COST OF SALES

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales increased as net sales increased. Gross profit increased from $828,000 for fiscal 1999 to $6.4 million for fiscal 2000. Gross margin increased from 14% during fiscal 1999 to 16% during fiscal 2000. The increase in gross margin is principally due to the addition of new product categories, the mix of products sold and abnormally low margins during the prior year resulting from start-up activities.

OPERATING EXPENSES

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses and amortization of related deferred compensation. Fulfillment activities include receiving of goods, picking of goods for shipment and packaging of goods for shipment. Fulfillment costs, including the cost of operating and staffing distribution centers, are included in marketing and sales. Marketing and sales expenses increased from approximately $1.0 million for fiscal 1999 to $60.8 million for fiscal 2000. The increase in marketing and sales is partially attributable to an increase in non-cash amortization from $0 for fiscal 1999 to $27.5 million for fiscal 2000 primarily relating to a marketing contract entered into with another online retailer during the latter part of fiscal 2000 which expired in fiscal 2001. The remaining increase during fiscal 2000 is primarily due to increased advertising and promotional expenditures, amortization of deferred compensation, and increased payroll and related costs associated with fulfilling customer demand. Our advertising and promotional expenditures are intended to build brand awareness, generate site traffic and increase overall sales.

     General and Administrative. General and administrative expenses include executive, finance and administrative employee salaries and benefits, amortization of related deferred compensation, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses increased to $17.1 million for fiscal 2000 compared to $1.0 million for fiscal 1999. The increase in general and administrative expenses was primarily a result of expenses associated with increased headcount, new office space and professional fees related to our growth and expanded activities.

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment as well as amortization related to purchased intangibles and other assets. Depreciation and amortization expense was $3.3 million for fiscal 2000 compared to $67,000 in fiscal 1999. The increase relates to Internet domain names and other intangible assets purchased during fiscal 2000 and technology and other equipment purchased in the latter half of fiscal 1999 and continuing through fiscal 2000. Internet domain names and related intangible assets purchased in connection with business acquisitions are amortized over their estimated useful lives, which is deemed to be two years.

     Interest Income. Interest income consists of earnings on cash and cash equivalents. The increase during fiscal 2000 relates to interest earned on cash balances resulting from our Series B and Series C convertible preferred stock offerings in April 1999 and July 1999, respectively, and interest earned on cash balances resulting from our initial public offering in late September 1999. Interest income was $2.7 million during fiscal 2000 compared to $13,000 during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     General. We have financed our operations primarily through private sales of convertible preferred stock, an initial public offering and the private sale of our common stock. The proceeds from these offerings have been used primarily to fund our operations, including inventory purchases, marketing and advertising campaigns, employee salaries and equipment purchases.

     Operating Activities. Net cash used in operating activities decreased from $68.7 million for fiscal 2000 to $32.5 million for fiscal 2001. Our net operating cash outflow for fiscal 2000 was primarily a result of prepaid marketing agreements, inventory purchases and, to a lesser extent, operating losses, exclusive of depreciation and amortization. Our operating cash outflow during fiscal 2001 was primarily a result of operating losses, exclusive of depreciation and amortization and impairment loss. The decrease in net cash used in operating activities during fiscal 2001 compared to fiscal 2000 primarily relates to a lower level of inventory purchases and prepaid advertising during the current year. We anticipate our net cash used in operating activities to continue to decline in future periods in connection with our efforts to improve overall operating efficiencies, lower total operating costs as a percentage of sales and improve inventory management practices and procedures, exclusive of any non-cash charges taken in future periods in connection with these efforts.

     Investing Activities. Net cash used in investing activities totaled $11.5 million for fiscal 2001 compared to $14.8 million for fiscal 2000. Net cash used in investing activities during fiscal 2001 consisted of $6.8 million related to property and equipment purchases primarily associated with technology and Web site enhancements, $3.3 million of Internet domain and other intangible asset purchases and a $1.4 million increase in restricted cash pledged as collateral against potential credit card chargebacks. The increase in restricted cash is consistent with our increased sales levels. Net cash used in investing activities during fiscal 2000 consisted of approximately $6.9 million related to the purchase of computer and office equipment and Web site enhancements as well as leasehold improvements associated with leased office and warehouse facilities and $7.9 million of Internet domain and other intangible asset purchases.

     Financing Activities. Net cash provided by financing activities totaled $4.7 million during fiscal 2001. Financing activities during fiscal 2001 primarily related to net proceeds from our revolving credit facility. Net cash provided by financing activities during fiscal 2000 totaled $129.1 million. The majority of the cash related to net proceeds from our initial public offering in September 1999.

     Commitments. As of March 31, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. We have no material commitments for capital expenditures.

     Credit Facility. During September 2000, we executed a three-year revolving credit facility with Congress Financial Corporation, a unit of First Union
National Bank.   The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base related to our assets, as defined in the agreement, and was $6.9 million at March 31, 2001. Approximately $4.7 million was outstanding under the revolving credit facility as of March 31, 2001. Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by us. In addition to the amount outstanding at March 31, 2001, $250,000 was reserved against the issuance of a standby letter of credit.

     Financial Condition. We believe that current cash balances and borrowing capacity will be sufficient to meet anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sale of additional equity or convertible debt securities may be affected by market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

     Restructuring. During May 2001, management initiated a review of our lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management in light of economic conditions and market forces. Specific initiatives resulting from this review include reducing the scope of product offerings, decreasing our investment in inventory and eliminating certain operating costs, including personnel costs.

     In February 2001, the Company entered into a merger agreement with an online watch retailer. During June 2001, as a result of certain business difficulties that arose in the relationship between the Company and the former principles of the online watch retailer and to resolve litigation between them, the parties began negotiating a dissolution of that relationship. The online watch retailer tentatively agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $800,000, consisting of $200,000 of inventory, $100,000 of severance pay and 1.5 million shares of our common stock to settle all potential future claims and obligations. We expect to record a charge of approximately $2.4 million during the quarter ending June 2001 in connection with this settlement.

     During January 2001, we entered into a merger agreement with an online art dealer. Final closing of the merger occurred in May 2001. In connection with the closing of the transaction, the stockholders of the online art dealer received approximately 7.1 million shares of our common stock. In addition, all of the acquired company's outstanding warrants and stock options were converted to outstanding warrants and options to acquire approximately 1.6 million shares of our common stock. The aggregate purchase price was approximately $4.3 million, consisting of $3.3 million of our common stock, $700,000 of options and warrants to purchase shares of our common stock and $300,000 of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price. The acquisition will be accounted for using the purchase method of accounting.

     In connection with the May 2001 review, management concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and our revised objectives. In June 2001, the prior management of the online art retailer made a proposal to our management and Board of Directors, which we have agreed to accept, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, we will retain the cash from the acquisition, and we will contribute assets of approximately $500,000, including $400,000 of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, we will enter into a revenue sharing agreement with the new entity whereby we will offer the new entity's product on our Web site in return for 50% of the gross profit from sales generated by the Company's Web site. We will not assume any future operating costs or obligations. Further, substantially all employees previously employed by the online art retailer will become employees of the new entity or will be terminated.

     In connection with the May 2001 review, during June 2001, we sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $400,000 cash. We expect to record a loss on sale of approximately $500,000 during the quarter ending June 2001.

  In connection with the May 2001 review, we entered into severance agreements with 41 employees. We expect to record a charge of $80,000 during the quarter ending June 2001 related to these headcount reductions.

RECENT ACCOUNTING PRONOUNCEMENTS

  The FASB issued an Exposure Draft, Business Combinations and Intangible Assets, containing tentative decisions about requiring the use of a nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment, rather than being amortized to earnings. Under the Exposure Draft, the Company's purchased intangibles would continue to be amortized consistent with its current policy. Upon adoption of the principles in this Exposure Draft, the Company would record any goodwill as income or expense.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 for certain issues, such as the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change our existing accounting policies or disclosures.

     In May 2000, EITF issued EITF 00-14 "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales expense to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We have historically classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We generally do not impose separate handling charges on customers. However, during fiscal 2001, we began charging for shipping costs. We began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $3.8 million, $1.9 million and $65,000 during the years ended March 31, 2001 and 2000 and the period from Inception through March 31, 1999, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference from the section entitled "Proposal No. 1 - Election of Directors" of our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on August 27, 2001. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 2001. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)      Financial Statements:                             Page

             Report of Independent Public Accountants          F-1

             Consolidated Balance Sheets                       F-2

             Consolidated Statements of Operations             F-3

             Consolidated Statements of Stockholders' Equity   F-4

             Consolidated Statements of Cash Flows             F-5

             Notes to Consolidated Financial Statements        F-6

(A) (2)  Exhibits

  Exhibit
  Number                                   Description
----------                                 -----------
2.1**          Option Agreement dated August 17, 1999 by and between the Company and Power Reserve, Inc. and
               Richard E. Paige
2.2**          Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Power Reserve,
               Inc.
2.3**          Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige
2.4***         Agreement and Plan of Reorganization dated as of January 14, 2000 by and among the Company,
               Ashford-Jasmin Fragrance Company and Jasmin.com Corporation
2.5******      Merger Agreement by and among the Company, Ashford-Watchnetwork Company, and EST, Inc.
2.6            Agreement and Plan of Reorganization dated January 3, 2001 by and among the Company, Guild.com,
               Inc., and Ashford-Guild Art Corporation
3.1*           Amended and Restated Certificate of Incorporation of the Company
3.2*           By-laws of the Company
4.1*           Amended and Restated Investors' Rights Agreement, dated July 9, 1999, among the Company and the investors and founders named therein
4.2*           Specimen Certificate of the Company's common stock
4.3            Reference is made to Exhibits 3.1 and 3.2
10.1*          Form of Indemnification Agreement entered into between the Company and its directors and officers
10.2*          1998 Stock Incentive Plan
10.3*          1999 Equity Incentive Plan
10.4*          1999 Employee Stock Purchase Plan
10.5*          Office Lease dated July, 1999 between the Company and Crescent Real Estate Funding III, L.P.
10.6*          Employment Agreement dated May 10, 1999 between the Company and Kenneth E. Kurtzman
10.7*          Employment Agreement dated November 28, 1998 between the Company and James H. Whitcomb, Jr.
10.8*          Advertising Agreement dated July 30, 1999 between the Company and America Online, Inc.
10.9*          Credit Agreement dated August 9, 1999 between the Company and Chase Bank of Texas, National
               Association
10.10****      Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc.
               and Amazon.com Advertising Services NV, Inc.
10.11*****     Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and
               Ashford.com, Inc., Ashford Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
               Fragrance Company
21.1           Subsidiaries of the Registrant
23.1           Consent of Independent Public Accountants
*              Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).
**             Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.
***            Incorporated by reference to the Company's Current Report on Form 8-K/A filed on
               February 1, 1999.
****           Incorporated by reference to the Company's Current Report on Form 8-K filed on
               December 15, 1999.
*****          Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2000.
******         Incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2001.

(B)    Reports on Form 8-K:

       On March 21, 2001, we filed a Form 8-K under Item 2 announcing the execution of a merger agreement with E.S.T., Inc. (dba The Watch Network).

       On April 19, 2001, we filed a Form 8-K under Item 5 announcing the receipt of a letter from The Nasdaq Stock Market advising that our common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days preceding April 10, 2001 as required by The Nasdaq National Marketplace Rule 4450(a)5. We will be provided 90 calendar days, or until July 9, 2001 to regain compliance by maintaining a bid price of at least $1.00 for a minimum of ten consecutive trading days.

       On April 27, 2001 we filed a Form 8-K under Item 5 announcing that David Gow had been named Chief Executive Officer to replace Kenny Kurtzman, who was named Vice Chairman of the Board of Directors. Mr. Gow was also appointed to our Board of Directors.

       On May 9, we filed a Form 8-K under Item 2 announcing the closing of a merger agreement with Guild.com, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 29, 2001          ASHFORD.COM, INC.


                              By: /s/ David F. Gow
                                 --------------------------
                                 David F. Gow
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the 29th day of June:

            SIGNATURE                              TITLE
            ---------                              -----

/s/  DAVID F. GOW                        Chief Executive Officer, Director
---------------------------------
     David F. Gow

/s/  JAMES H. WHITCOMB, JR.              President, Chief Information Officer,
---------------------------------         Director
     James H. Whitcomb, Jr.

/s/  BRIAN E. BERGERON                   Chief Financial Officer
---------------------------------
     Brian E. Bergeron

/s/  J. ROBERT SHAW                      Chairman of the Board
---------------------------------
     J. Robert Shaw

/s/  KEVIN R. HARVEY                     Director
---------------------------------
     Kevin R. Harvey

/s/  COLOMBE M. NICHOLAS                 Director
---------------------------------
     Colombe M. Nicholas

/s/ ROBERT COHN                          Director
---------------------------------
    Robert Cohn

/s/ J. TERRY MANNING                     Director
---------------------------------
    J. Terry Manning

/s/ GORDON MAYER                         Director
---------------------------------
    Gordon Mayer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Ashford.com, Inc.:

We have audited the accompanying consolidated balance sheets of Ashford.com, Inc. and subsidiaries (the Company), a Delaware corporation, as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2001 and the period from inception (March 6, 1998) through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford.com, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 and the period from inception (March 6, 1998) through March 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations since its inception, losses are expected to continue through fiscal 2002 and its financial resources are limited. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Houston, Texas
June 13, 2001

                               ASHFORD.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             March 31,              March 31,
                                                                               2001                    2000
                                                                             ---------              ---------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $   7,095              $ 46,474
 Restricted cash                                                                1,500                   120
 Accounts receivable, net of allowance for doubtful
  accounts of $231 and $25, respectively                                        2,559                 4,527
 Merchandise inventory                                                         24,066                24,205
 Prepaid and other                                                              1,535                79,793
                                                                            ---------              --------
  Total current assets                                                         36,755               155,119

 Property and equipment, net of accumulated depreciation
  of $5,894 and $1,159, respectively                                            8,441                 7,837
 Purchased intangibles, net of accumulated amortization of
  $10,483 and $2,141, respectively                                             10,162                11,365
 Other assets                                                                     908                 3,287
                                                                            ---------              --------
Total assets                                                                $  56,266              $177,608
                                                                            =========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                   $   8,189              $  6,221
 Revolving credit facility                                                      4,705                     -

Other long-term liabilities                                                       104                   117

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, no shares issued and outstanding
  at March 31, 2001 and 2000                                                        -                     -
 Common stock, $.001 par value, 100,000,000 shares authorized,
  48,691,917 and 44,956,224 shares issued at
  March 31, 2001 and 2000, respectively                                            49                    45
 Treasury stock, at cost, 770,893 and no shares outstanding
  at March 31, 2001 and 2000, respectively                                          -                     -
 Additional paid-in capital                                                   259,365               260,563
 Subscriptions receivable                                                      (1,156)                 (780)
 Deferred compensation                                                         (4,983)              (15,232)
 Accumulated deficit                                                         (210,007)              (73,326)
                                                                            ---------              --------
  Total stockholders' equity                                                   43,268               171,270
                                                                            ---------              --------
Total liabilities and stockholders' equity                                  $  56,266              $177,608
                                                                            =========              ========


  The accompanying notes are an integral part of these financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)


                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                 (March 6, 1998)
                                                                  Year Ended               Year Ended           through March 31,
                                                                March 31, 2001           March 31, 2000               1999
                                                                --------------           --------------         -----------------
Net sales                                                           $  67,195                $ 39,931                $ 5,938
Cost of sales                                                          56,348                  33,487                  5,110
                                                                    ---------                --------                -------
Gross profit                                                           10,847                   6,444                    828

Operating expenses:
 Marketing and sales (includes non-cash amortization of
  $79,735, $27,525 and $0, respectively)                              105,895                  60,806                  1,013
 General and administrative (includes non-cash amortization
  of $2,633, $3,003 and $0, respectively)                              27,929                  17,093                  1,019
 Restructuring charge                                                     662                       -                      -
 Impairment loss                                                        1,094                       -                      -
 Depreciation and amortization                                         13,460                   3,277                     67
                                                                    ---------                --------                -------
   Total operating expenses                                           149,040                  81,176                  2,099
                                                                    ---------                --------                -------
Loss from operations                                                 (138,193)                (74,732)                (1,271)
Interest income                                                         1,644                   2,677                     13
Interest expense                                                         (132)                     (7)                    (6)
                                                                    ---------                --------                -------
Net loss                                                            $(136,681)               $(72,062)               $(1,264)
                                                                    =========                ========                =======
Net loss per share, basic and diluted                               $   (2.99)               $  (2.65)               $ (0.12)
                                                                    =========                ========                =======
Shares used to compute net loss per share
 Basic and diluted                                                     45,725                  27,197                 10,397



   The accompanying notes are an integral part of these financial statements.

                               ASHFORD.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                        Preferred Stock  Common Stock  Treasury Stock
                       ----------------------------------------------
                                                                     Additional                                           Total
                                 Par             Par                  Paid-In  Subscription    Deferred   Accumulated  Stockholders'
                        Shares  Value  Shares   Value  Shares  Cost   Capital   Receivable   Compensation   Deficit        Equity
                       ------------------------------------------------------------------------------------------------------------
Balance at Inception,
 March 6, 1998               -   $  -        -   $  -   $  -    $  -   $    -    $    -         $    -       $     -         $   -
 Issuance of common
  stock for cash upon
  formation on
  March 6, 1998              -      -    6,313      6      -       -       (5)        -              -             -             1
 Issuance of common
  stock for services in
  April 1998                 -      -    4,375      4      -       -       50         -              -             -            54
 Issuance of Series A
  preferred stock in
  exchange for cash
  and conversion of
  note payable on
  December 4, 1998       9,500      9        -      -      -       -    3,991         -              -             -         4,000
 Deferred compensation
  related to grants of
  options to purchase
  common stock               -      -        -      -      -       -      431         -           (431)            -             -
 Amortization of
  deferred
  compensation               -      -        -      -      -       -        -         -             17             -            17
 Net loss                    -      -        -      -      -       -        -         -              -        (1,264)       (1,264)
                       -------    ---   ------    ---    ---    ----  -------   -------       --------     ---------     ---------
Balance at
 March 31, 1999          9,500      9   10,688     10      -       -    4,467         -           (414)       (1,264)        2,806

 Deferred compensation
  related to grants of
  options to purchase
  common stock               -      -        -      -      -       -   19,123         -        (19,123)            -             -
 Issuance of Series B
  preferred stock in
  exchange for cash
  and conversion of
  note payable on
  April 17, 1999         7,149      7        -      -      -       -   30,083         -              -             -        30,090
 Officer exercise of
  options to purchase
  common stock
  pursuant to note
  receivable                 -      -    1,852      2      -       -      778      (780)             -             -             -
 Issuance of Series C
  preferred stock in
  exchange for cash
  on July 8, 1999        1,425      2        -      -      -       -   16,302         -              -             -        16,304
 Conversion of
  preferred stock into
  common stock in
  connection with
  initial public
  offering on
  September 22, 1999   (18,074)   (18)  18,074     18      -       -        -         -              -             -             -
 Issuance of common
  stock in exchange
  for cash in
  connection with
  initial public
  offering on
  September 22, 1999,
  net of offering
  expenses of $1.9
  million                    -      -    6,250      6      -       -   73,642         -              -             -        73,648
 Issuance of warrants in
  connection with
  execution of
  distribution and
  marketing
  agreements                 -      -        -      -      -       -    4,182         -              -             -         4,182



 Issuance of common
  stock in connection
  with Internet
  domain and other
  intangible asset
  purchases                  -      -      685      1      -       -    7,374         -              -             -         7,375
 Issuance of common
  stock for cash and
  marketing
  agreement                  -      -    7,407      8      -       -  104,612         -              -             -       104,620
 Amortization of
  deferred
  compensation               -      -        -      -      -       -        -         -          4,305             -         4,305
 Net loss                    -      -        -      -      -       -        -         -              -       (72,062)      (72,062)
                       -------    ---   ------    ---    ---    ----  -------   -------       --------     ---------     ---------
Balance at
 March 31, 2000              -      -   44,956     45      -       -  260,563      (780)       (15,232)      (73,326)      171,270

 Director exercise of
  options to purchase
  common stock
  pursuant to note
  receivable                 -      -      143      -      -       -      376      (376)             -             -             -
 Issuance of warrants in
  connection with
  execution of
  distribution and
  marketing
  agreements                 -      -        -      -      -       -      118         -              -             -           118
 Issuance of warrants in
  connection with
  purchases of fixed
  assets                     -      -        -      -      -       -      914         -              -             -           914
 Issuance of common
  stock in connection
  with internet
  domain and other
  intangible asset
  purchases                  -      -    3,004      3      -       -    4,238         -              -             -         4,241
 Issuance of common
  stock in connection
  with employee stock
  purchase plan              -      -       79      -      -       -      191         -              -             -           191
 Exercise of common
  stock options              -      -      510      1      -       -      161         -              -             -           162
 Common stock
  reacquired for cash        -      -        -      -    771       -        -         -              -             -             -
 Recapture of deferred
  compensation, net          -      -        -      -      -       -   (7,196)        -          7,196             -             -
 Amortization of
  deferred
  compensation               -      -        -      -      -       -        -         -          3,053             -         3,053
 Net loss                    -      -        -      -      -       -        -         -              -      (136,681)     (136,681)
                       -------    ---   ------    ---    ---    ----  -------   -------       --------     ---------     ---------
Balance at
 March 31, 2001              -    $ -   48,692    $49    771    $  - $259,365   $(1,156)      $ (4,983)    $(210,007)    $  43,268
                       =======    ===   ======    ===    ===    ==== ========   =======       ========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                         Period
                                                                                                                          from
                                                                                                                       Inception
                                                                                                                       (March 6,
                                                                                                                          1998)
                                                                     Year Ended                Year Ended                through
                                                                      March 31,                March 31,                March 31,
                                                                        2001                      2000                    1999
                                                                     ----------                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(136,681)                $(72,062)               $(1,264)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                           95,828                   33,805                     67
  Impairment loss                                                          1,094                        -                      -
  Compensation expense related to issuance of common stock                     -                        -                     52
 Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable                                                      1,968                   (4,391)                  (136)
  Merchandise inventory                                                      762                  (20,635)                (3,273)
  Prepaid and other                                                        1,780                   (8,911)                  (453)
  Other assets                                                              (354)                    (201)                     -
  Accounts payable and accrued liabilities                                 3,054                    3,733                  1,300
                                                                       ---------                 --------                -------
     Net cash used in operating activities                               (32,549)                 (68,662)                (3,707)
                                                                       ---------                 --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (6,859)                  (6,853)                  (302)
 Internet domain and other intangible asset purchases                     (3,306)                  (7,936)                     -
 Restricted cash                                                          (1,380)                     (20)                  (100)
                                                                       ---------                 --------                -------
     Net cash used in investing activities                               (11,545)                 (14,809)                  (402)
                                                                       ---------                 --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from initial public offering                                     -                   73,648                      -
 Proceeds from issuance of common stock                                      353                   10,000                      2
 Issuance of Series A preferred stock                                          -                        -                  3,245
 Issuance of Series B preferred stock                                          -                   29,100                      -
 Issuance of Series C preferred stock                                          -                   16,304                      -
 Debt issuance costs                                                        (343)                       -                      -
 Proceeds from revolving credit facility                                   4,705                        -                      -
 Proceeds from notes payable                                                   -                        -                  1,755
                                                                       ---------                 --------                -------
     Net cash provided by financing activities                             4,715                  129,052                  5,002
                                                                       ---------                 --------                -------
Net (decrease) increase in cash and cash equivalents                     (39,379)                  45,581                    893

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                      46,474                      893                      -
                                                                       ---------                 --------                -------
 End of period                                                         $   7,095                 $ 46,474                $   893
                                                                       =========                 ========                =======


   The accompanying notes are an integral part of these financial statements.

                               ASHFORD.COM, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                                                                         Period
                                                                                                                          from
                                                                                                                       Inception
                                                                                                                       (March 6,
                                                                                                                          1998)
                                                                     Year Ended                Year Ended                through
                                                                      March 31,                March 31,                March 31,
                                                                        2001                      2000                    1999
                                                                     ----------                ----------              ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Issuance of preferred stock upon conversion of note
   payable, including accrued interest                                  $    -                  $    -                     $ 755

  Issuance of common stock in connection with marketing
   agreement                                                                 -                   94,620                        -

  Issuance of common stock in connection with Internet domain            4,241                    7,375                        -
   and other intangible asset purchases

  Issuance of warrants in connection with purchases of fixed
   assets                                                                  914                        -                        -

  Issuance of warrants in connection with execution of
   distribution and marketing agreements                                   118                    4,182                        -




   The accompanying notes are an integral part of these financial statements.

                               ASHFORD.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



1.  OPERATIONS AND ORGANIZATION OF BUSINESS

BACKGROUND

Ashford.com, Inc. (the Company), formerly NewWatch Company, is a Delaware corporation which was incorporated on March 6, 1998 (Inception), and commenced operations in April 1998. The Company is engaged in the distribution of luxury and premium products including new and vintage watches, diamonds, jewelry, fragrances, leather accessories, sunglasses and writing instruments, primarily through online retail sales and corporate sales.

The Company has suffered significant losses from operations since its inception. Management is implementing a strategy to significantly reduce costs and improve operating efficiencies (see Note 4). Management believes that the Company's current cash balances, including those obtained from the merger with an online art retailer, and borrowing capacity will be sufficient to meet anticipated needs for at least the next 12 months, assuming it executes according to its restructured operating plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern.
If current cash and cash that may be generated from future operations are insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on the terms acceptable to the Company, if at all. The Company's ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to the Company's stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is generally recognized on sales of merchandise held for sale when the product is sold and shipped, net of coupons, discounts and estimated returns. Amounts billed for shipping are included in revenue.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less.

                               ASHFORD.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


RESTRICTED CASH

Restricted cash in the amounts of $1.5 million and $120,000 at March 31, 2001 and 2000, respectively, were pledged as collateral against potential credit card chargebacks. The increase in restricted cash is consistent with the Company's increased sales levels.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. Cash, cash equivalents and restricted cash are deposited with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion substantially throughout the United States. A substantial portion of the Company's net sales is derived from customer credit cards. As a result, the related accounts receivable from these sales are collected within a few days of processing the credit card transactions. Credit is also extended to a select group of customers based upon an evaluation of the customer's financial condition and collateral is generally not required. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility. Credit losses have not been significant to date.

During the years ended March 31, 2001 and 2000 and for the period from Inception through March 31, 1999, no single customer accounted for more than 10% of net revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

MERCHANDISE INVENTORY

Inventory consists of merchandise held for sale, and is stated at the lower of cost or market. The Company uses the average cost method of determining the cost of its inventory and evaluates the market value of its inventory quarterly based on known market prices available directly from manufacturers and key suppliers. Inventory balances are reviewed monthly for slow moving inventories. Based on changes in business conditions and expected future cash flows, the Company recorded cost of sales of approximately $1.8 million during the fourth fiscal quarter of 2001 relating to inventory valuation charges.

PURCHASED INTANGIBLES

Purchased intangibles include Internet domain names, related trademarks and other identifiable intangible assets purchased by the Company and are presented net of related accumulated amortization. As a result of rapid technological and industry changes occurring in the Internet industry, purchased intangibles are amortized over estimated useful lives of two years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future estimated undiscounted cash flows attributable to such assets. The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis

                               ASHFORD.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


for the existence of facts or circumstances, both internally and externally, that may suggest impairment. See discussion of impairment of long-lived assets in Note 3.

FULFILLMENT COSTS

Included in marketing and sales expense are fulfillment costs, which consist of the cost of operating and staffing warehousing and distribution centers. Such costs include those attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment.

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." As such, the Company expenses the cost of communicating advertising in the period in which the advertising takes place. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally on a straight-line basis over the term of
the contract.   No direct-response advertising has been incurred.  During the years ended March 31, 2001 and 2000 and for the period from Inception through March 31, 1999, the Company incurred advertising expense of approximately $11.9 million, $23.7 million, and $694,000, respectively.

TECHNOLOGY, CONTENT AND WEB SITE DEVELOPMENT COSTS

Technology and content costs consist principally of payroll and related expenses for development, systems and telecommunications operations personnel and consultants. Technology and content costs are generally expensed as incurred, except for certain costs relating to Web site development the development of internal-use software.

Costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs associated with developing the Company's Web site are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs," which requires certain Web site development costs to be capitalized. Capitalized Web site development costs at March 31, 2001 and 2000, primarily relate to external direct costs incurred in developing and obtaining software utilized on the Company's Web site.

START-UP COSTS

In accordance with SOP 98-5, the Company has expensed all start-up costs, including organization costs, as incurred.

WARRANTY

The Company guarantees its watches to be genuine, in new condition and free from defects for a period of at least two years. If the Company is an authorized agent or service center for the manufacturer, it will extend the original manufacturer's warranty for a period of two years. The Company estimates future warranty costs not covered by the original manufacturer's warranty. Warranty expense is accrued at the date revenue is recognized on the sale of merchandise held for sale. The Company has not incurred significant warranty claims to date. As discussed in Note 12, the Company recorded a $400,000 expense to settle a lawsuit related to watches it sold.

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

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of outstanding preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the dates of original issuance (See Note 9).

The following table sets forth the computation of basic and dilutive, and pro forma basic and dilutive, net loss per share (in thousands, except per share amounts):

                               ASHFORD.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                                              Period from
                                                                                                               Inception
                                                             Year Ended               Year Ended                through
                                                              March 31,                March 31,                March 31,
                                                                 2001                     2000                    1999
                                                             ----------               ----------               ---------
Numerator-
 Net loss                                                     $(136,681)                $(72,062)                $(1,264)
                                                              =========                 ========                 =======
Denominator-
 Weighted average common shares                                  45,725                   27,197                  10,397
                                                              =========                 ========                 =======
 Denominator for basic and diluted calculation                   45,725                   27,197                  10,397
 Weighted average effect of pro forma securities-
    Series A preferred stock                                        ---                    4,503                   2,867
    Series B preferred stock                                        ---                    3,075                     ---
    Series C preferred stock                                        ---                      296                     ---
                                                              ---------                 --------                 -------
 Denominator for pro forma basic and diluted
  calculation                                                    45,725                   35,071                  13,264
                                                              =========                 ========                 =======


Net loss per share-
 Basic and diluted                                            $   (2.99)                $  (2.65)                $ (0.12)
                                                              =========                 ========                 =======
 Pro forma basic and diluted                                  $   (2.99)                $  (2.05)                $ (0.10)
                                                              =========                 ========                 =======

RECLASSIFICATION OF PRIOR PERIOD BALANCES

Certain prior period balances have been reclassified for consistent presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued an Exposure Draft, Business Combinations and Intangible Assets, containing tentative decisions about requiring the use of a nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment, rather than being amortized to earnings. Under the Exposure Draft, the Company's purchased intangibles would continue to be amortized consistent with its current policy. Upon adoption of the principles in this Exposure Draft, the Company would record any goodwill as income or expense.

In March 2000, the FASB issued Financial Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB 25 for certain issues, such as the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.

In May 2000, the EITF issued EITF 00-14 "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The accompanying financial statements include the reclassification of free product and service incentives delivered to customers at the time of sale, from marketing and sales expense to cost of sales, related to the adoption of EITF 00-14. All periods presented have been reclassified for consistent presentation.

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. The Company classifies inbound and outbound shipping costs as costs of sales. The Company generally does not impose separate handling charges on customers. However, during fiscal year 2001, the Company began charging for shipping costs. The Company began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $3.8 million, $1.9 million and $65,000 during the years ended March 31, 2001 and 2000 and the period from Inception through March 31, 1999, respectively.

3.  IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter ended March 31, 2001, the Company determined that the carrying value of certain assets exceeded its net realizable value. In accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment loss of $1.1 million during the fourth quarter ended March 31, 2001.

In connection with management's plan to reduce costs and improve operating efficiencies, the Company discontinued the use of several third party software contracts and wrote down fixed assets of approximately $0.6 million. The Company also decided not to further pursue the utilization of certain marketing and distribution arrangements and wrote down intangible assets associated with these arrangements of approximately $0.5 million.

4.  RESTRUCTURING AND RELATED CHARGES

During the fourth quarter ended March 31, 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of approximately $0.7 million, consisting of approximately $0.5 million for headcount reductions and approximately $0.2 million for contract cancellations. Headcount reductions consisted of approximately 40 employees, or about 17% of the Company's workforce, across all areas of the Company.

Total cash outlays associated with the restructuring were $0.6 million. The remaining $0.1 million of restructuring costs is expected to be paid through December 31, 2001.

The restructuring accrual consists of the following:

                                               Severance and         Contract
                                                  Benefits        Cancellations          Total
                                           ---------------------------------------------------------
Provision for fiscal year 2001                      $502               $160               $662
Amount paid in fiscal year 2001                      472                 80                552
                                                    ----               ----               ----
Balance at March 31, 2001                           $ 30               $ 80               $110
                                                    ====               ====               ====

During May 2001, the Company initiated a review of its lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management. Specific initiatives resulting from this review include reducing the scope of product offerings,

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


decreasing the Company's investment in inventory and eliminating certain operating costs, including costs associated with personnel. In connection with this review, the Company expects to record charges during the quarter ending June 2001 attributed to the following matters.

REDUCTION OF PERSONNEL

In connection with the May 2001 review, the Company entered into severance agreements with 41 employees. The Company expects to record a charge of $80,000 during the quarter ending June 2001 in connection with these headcount reductions.

DISPOSITION OF ONLINE WATCH RETAILER

In February 2001, the Company entered into a merger agreement with an online watch retailer. In connection with the agreement, the Company paid an aggregate purchase price of $2.3 million representing the assumption of liabilities and direct acquisition costs of approximately $650,000, and 1,991,000 shares of the Company's common stock. The agreement further provided that the Company issue up to an additional 5,500,000 shares of its common stock to the online retailer upon resolution of certain authorized dealer relationship contingencies and in connection with the online retailer meeting certain gross profit targets as set forth in the agreement. Further, certain key members of the online watch retailer's management entered into separate employment agreements with the Company which provide for employment for eighteen months following the merger and representation on the board of directors of the Company. Principal assets acquired include inventory, supplier relationships and intellectual property.

During June 2001, as a result of certain business difficulties that arose in the relationship between the Company and the former principles of the online watch retailer and to resolve litigation between them, the parties began negotiating a dissolution of that relationship. The online watch retailer tentatively agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of the Company's common stock to settle all potential future claims and obligations. The Company expects to record a charge of approximately $2.4 million in connection with this settlement.

OUTSOURCING OF ONLINE ART OPERATIONS

In May 2001, the Company closed a merger agreement with an online art retailer. In connection with the agreement, the Company issued approximately 7.1 million shares of the Company's common stock and options and warrants to purchase approximately 1.6 million shares of the Company's common stock, in exchange for all of the fully diluted shares of the online art retailer's capital stock. The purchase price was approximately $4.3 million, consisting of $3.3 million of the Company's common stock, $0.7 million of options and warrants to purchase shares of the Company's common stock and $0.3 million of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price.

In connection with the May 2001 review, the Company concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and overall Company objectives. In June 2001, the prior management of the online art retailer made a proposal to the Company, which the Company has agreed to accept, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, the Company will contribute assets of approximately $0.5 million, including $0.4 million of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, the Company and the new entity will enter into a revenue sharing agreement whereby the Company will offer the new entity's product on its Web site in return for half of the gross profit from sales generated by the Company's Web site. The Company will not

                            ASHFORD.COM, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


assume any future operating costs or obligations. Further, substantially all Company employees previously employed by the online art retailer will become employees of the new entity or will be terminated.

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



SALE OF ASSET

In connection with the May 2001 review, during June 2001, the Company sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The Company expects to record a loss on sale of approximately $0.5 million during the quarter ending June 2001.

5.  OTHER SIGNIFICANT ACQUISITIONS

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

In September 1999, the Company entered into an asset purchase agreement to purchase an Internet domain name and related trademarks from a luxury goods retailer. In connection with this agreement, the Company paid $1.6 million in cash upon execution for the domain name, related trademarks and non-competition covenants. The asset purchase agreement further provided that the Company pay an additional $20,000 of cash consideration for each authorized dealer relationship successfully transitioned to the Company by the luxury goods retailer, not to exceed $160,000, all of which was paid as of March 31, 2000.

In January 2000, the Company entered into a merger agreement with an online fragrance retailer. In connection with the agreement, the Company paid an aggregate purchase price of $7.5 million representing $3.7 of cash, including the assumption of certain liabilities, and 330,354 shares of the Company's common stock. The principal assets received include an Internet domain name and related trademarks, inventory and other tangible and intangible assets related to Internet retail operations. The agreement further provided that the Company issue up to an additional 736,514 shares of its common stock to the Internet retailer upon the resolution of certain authorized dealer relationship contingencies as set forth in the agreement. In August 2000, the Company issued 658,998 shares of its common stock in connection with the resolution of the authorized dealer relationship contingencies. The fair market value of the shares issued totaled approximately $1.8 million. This acquisition was accounted for using the purchase method of accounting. The purchase price was allocated in accordance with APB 16, "Business Combinations," as follows (in thousands):

            Property and equipment                          $    780
            Intangible assets                                  7,962
            Net working capital items                            613
                                                            --------
            Total purchase price                            $  9,355
                                                            ========

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

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                              Period from
                                                               Inception
                                                Year Ended      through
                                                 March 31,     March 31,
                                                   2000          1999
                                                ----------    -----------

     Revenues                                   $   40,177    $     5,952
                                                ==========    ===========
     Net loss                                   $  (77,603)   $    (1,372)
                                                ==========    ===========
     Basic and diluted net loss per share       $    (2.82)   $     (0.12)
                                                ==========    ===========

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

6.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expense as incurred. Property and equipment consists of the following (in thousands):

                                                               Estimated               March 31,            March 31,
                                                              Useful Life                2001                 2000
                                                         ---------------------     ---------------       ---------------
      Software and Web site development costs                    2 years               $ 8,200              $  4,290
      Computer and office equipment                            3 to 5 years              4,653                 3,978
      Machinery and equipment                                    5 years                   331                   134
      Leasehold improvements                                   3 to 5 years              1,151                   594
                                                                                       -------              --------

                                                                                        14,335                 8,996
      Less- Accumulated depreciation                                                    (5,894)               (1,159)
                                                                                       -------              --------

      Property and equipment, net                                                      $ 8,441              $  7,837
                                                                                       =======              ========

Depreciation expense totaled approximately $5.3 million, $1.1 million and $49,000 during the years ended March 31, 2001 and 2000 and the period from Inception through March 31, 1999, respectively.

7.  NOTE PAYABLE

In March 1999, the Company received $1.0 million cash from a stockholder in exchange for a note payable bearing interest at an annual rate of 6%. The note payable had a maturity date of June 1999. The note payable was converted into preferred stock in April 1999 (see Note 9). In management's opinion, the terms of this note and its subsequent conversion were at arms length.

8.  REVOLVING CREDIT FACILITY

During September 2000, the Company executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by the Company's assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement, and was $6.9 million on March 31, 2001. Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points (8.50% at March 31, 2001), as elected by the Company. Approximately $4.7 million was outstanding under the revolving credit facility as of March 31, 2001. In addition to the amount outstanding at March 31, 2001, $250,000 was reserved against the issuance of a standby letter of credit.

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.  STOCKHOLDERS' EQUITY

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

WARRANTS

In connection with a number of distribution and marketing agreements entered into with luxury brand owners and representatives during fiscal 2000, the Company has issued 494,930 warrants which are fully vested and may be exercised for 494,930 shares of common stock. The warrants are exercisable through January 2002 at a weighted average exercise price of $8.91 per share. The agreements are for periods up to twenty-four months and provide the Company with certain exclusive online distributor rights, allow the Company to utilize certain trademarks and images in connection with its marketing and advertising activities and require the Company to fund certain marketing and advertising activities. The Company has recorded the estimated fair value of the warrants on the date of grant as deferred marketing expense which is being amortized over the terms of the related agreements. During the fourth quarter ended March 31, 2001, the Company decided not to further pursue the utilization of certain of its marketing and distribution agreements recording an impairment charge of $0.5 million. See Note 3 for discussion of related impairment losses. Deferred marketing expense totaled $0.2 million and $2.4 million at March 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated balance sheet.

In July 2000, the Company issued a warrant to a company to purchase 100,000 shares of common stock at $2.81 in exchange for software maintenance services rendered by the company. 50,000 shares were immediately exercisable and the remaining 50,000 shares vest monthly through December 2001. These warrants expire on July 1, 2005. In March 2001, the Company issued a warrant to a company to purchase 75,000 shares of common stock at $0.66 in exchange for a marketing services agreement. 37,500 shares were

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



immediately exercisable and the remaining 37,500 shares vest on December 31, 2001. These warrants expire in March 2006. The Company has recorded the estimated fair value of the warrants on the date of grant as intangible assets which are being amortized over the terms of the related agreements. The unvested warrants are subject to variable accounting, with fair value re-measurements at the end of each quarterly reporting period. Intangible assets associated with these warrants totaled $0.1 million at March 31, 2001 and are included in other assets in the accompanying consolidated balance sheet.

During fiscal year 2001, the Company issued warrants, which are fully vested, to a related party to purchase 258,706 shares of common stock at $0.01 in exchange for Web site development services rendered by the related party. 129,353 of the warrants expire in September 2005 and the remaining warrants expire in December 2005. The Company has recorded the fair value of the services rendered, which management believes are equivalent to those available and transacted with unrelated parties, as software and Web site development costs. Software and Web site development costs associated with these warrants totaled $0.7 million and are included in fixed assets in the accompanying consolidated balance sheet.

No warrants were outstanding at March 31, 1999 and none have been exercised through March 31, 2001.

RESTRICTED STOCK

On December 4, 1998, the Company entered into an agreement with its founding and key management employees whereby the employees agreed to allow 5,957,099 shares of previously issued common stock to be subject to certain restrictions (Restricted Stock). The restrictions provide the Company with the right, but not the obligation, to repurchase any unvested shares of Restricted Stock upon termination of employment. Under this agreement, one holder's Restricted Stock, representing 1,895,849 shares, vests ratably over a 39-month service period. Of the other holders' Restricted Stock, 1,015,313 shares vested on March 6, 1999; the remaining shares vest ratably over a 36-month service period. Restrictions on 1,203,633, 1,598,305 and 1,268,929 shares lapsed into unrestricted common stock during fiscal 2001, 2000 and 1999, respectively. The Company repurchased 770,893 shares during fiscal 2001 which are recorded as treasury stock in the accompanying consolidated balance sheet. The Company paid par value for the shares. With the exception of the vesting period, holders of Restricted Stock retain all the rights of common stockholders including voting, dividend and liquidation rights. The remaining 1,115,339 shares subject to restrictions are included in outstanding common stock in the accompanying balance sheet at March 31, 2001.

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

The Company's board of directors is authorized to issue up to 100,000,000 shares of common stock with a par value of $.001 per share.

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



In December 1999, the Company sold 707,964 shares of its common stock to a leading online retailer for $10.0 million in cash. The Company also issued an additional 6,698,664 shares of its common stock to the online retailer in exchange for par value and advertising placements targeted at the online retailer's customer base with the intent of delivering new customers to the Company (the "Advertising Placements"). The fair market value of the shares issued in connection with the Advertising Placements totaled $94.6 million and were amortized over the one-year term of the agreement and is fully amortized as of March 31, 2001. As of March 31, 2000, the net amount related to this agreement included in prepaid and other current assets in the accompanying consolidated balance sheet totaled $71.0 million.

EQUITY INCENTIVE COMPENSATION PLANS

In April 1998, the Company adopted an incentive compensation plan (the 1998 Stock Incentive Plan) which provided the ability to grant incentive stock options, nonqualified stock options and restricted stock. The Company does not intend to grant any additional options or stock awards under this plan.

In July 1999, the Company adopted an incentive compensation plan (the 1999 Stock Incentive Plan) which provides the ability to award incentive stock options, nonqualified stock options, restricted stock, stock units and stock appreciation rights. The aggregate number of awards under the 1999 Stock Incentive Plan shall not exceed 6,175,000 shares of common stock. The 1999 Stock Incentive Plan allows for annual increases of the lesser of 5% of the total number of shares of common stock then outstanding or 1,900,000 shares of common stock. In February 2000, the Company adopted an incentive compensation plan (the 2000 Non-Officer Stock Plan) which provides the ability to grant up to 2,490,000 incentive stock options to non-officer employees. The maximum number of options allowed to be granted under the 2000 Non-Officer Stock Plan was increased to 4,090,000 in May 2000. The 1999 Stock Incentive Plan and the 2000 Non-Officer Stock Plan are administered by the board of directors of the Company, which has the authority to determine the type, number, vesting requirements and other features and conditions of such awards.

Generally, the Company grants stock options with exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a four-year period and expire ten years from the date of grant.

The following table summarizes stock option activity under the plans:

                                                                 Weighted           Weighted
                                                                 Average            Average
                                                Number of        Exercise          Grant Date
                                                  Shares           Price           Fair Value
                                      ----------------------------------------------------------
Balance at Inception                                  -               -
Options granted                                 1,258,750        $  0.05            $   0.16
Options forfeited                                    (190)       $  0.05
                                      ---------------------------------------
Outstanding at March 31, 1999                   1,258,560        $  0.05
Options granted                                 7,269,976        $  4.70            $   4.02
Options exercised                              (1,852,500)       $  0.43
Options forfeited                                (252,644)       $  4.91
                                      ---------------------------------------
Outstanding at March 31, 2000                   6,423,392        $  5.01
Options granted                                 6,521,637        $  1.41            $   1.10
Options exercised                                (653,008)       $  0.82
Options forfeited                              (2,441,259)       $  4.39
                                      ---------------------------------------
Outstanding at March 31, 2001                   9,850,762        $  3.06
                                      =======================================

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The following table summarizes information regarding stock options outstanding and exercisable as of March 31, 2001:

                                         Outstanding Options                                     Vested and Exercisable
                    ----------------------------------------------------------      ---------------------------------------------
                                             Weighted-
                                              Average
                                             Remaining           Weighted-                                       Weighted-
                          Number of         Contractual           Average                   Number                Average
Exercise Price              Shares              Life          Exercise Price              of Shares           Exercise Price
------------------------------------------------------------------------------      ---------------------------------------------
$  0.05                     955,625              8               $   0.05                  542,466                $     0.05
$  0.30  -  $  0.43       3,550,675             10                   0.32                  813,903                      0.33
$  0.56                      35,000             10                   0.56                      417                      0.56
$  0.88  -  $  1.00         173,000             10                   0.95                    5,987                      0.95
$  1.50  -  $  2.13         247,000             10                   1.54                   28,521                      1.53
$  2.44  -  $  3.57       2,360,841              9                   2.60                  567,793                      2.63
$  3.79  -  $  4.72         107,610              9                   4.14                   44,213                      4.14
$  5.88  -  $  8.75       1,126,892              9                   7.40                  376,220                      7.59
$  9.16  -  $ 13.50       1,250,619              9                  10.26                  545,921                     10.45
$ 14.19  -  $ 14.94          43,500              9                  14.90                   14,051                     14.90
                    ---------------                                                 --------------
Total                     9,850,762                                                      2,939,492

Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Deferred compensation has been recorded for those situations where the exercise price of an option was lower than the deemed fair value of the underlying common stock. Prior to the Company's initial public offering, the fair value of the common stock on the date of grant was determined based upon valuations in relation to preferred stock financings and an independent appraisal. For the year ended March 31, 2000 and the period from Inception through March 31, 1999, the Company recorded aggregate deferred compensation of $19.1 million and $431,500, respectively, which is being amortized over the vesting period of the underlying options. No deferred compensation was recorded during the year ended March 31, 2001. For the years ended March 31, 2001 and 2000 and the period from Inception through March 31, 1999, total amortization of deferred compensation totaled $3.1 million, $4.3 million and $17,500, respectively.

Had compensation expense been determined consistent with the provisions of SFAS 123, the Company's net loss for the years ended March 31, 2001 and 2000 and the period from Inception through March 31, 1999, would have been adjusted to the following pro forma amounts (in thousands, except per share data):


                                                                                 Period from
                                                                                  Inception
                                Year Ended              Year Ended                 through
                                 March 31,               March 31,                 March 31,
                                    2001                    2000                     1999
                            ------------------       ------------------      -------------------
Net loss-
  As reported                    $   (136,681)            $  (72,062)             $   (1,264)
  Pro forma                      $   (137,660)            $  (71,607)                 (1,255)
Basic and diluted net loss
 per share-
  As reported                    $      (2.99)            $    (2.65)             $    (0.12)
  Pro forma                      $      (3.01)            $    (2.63)             $    (0.12)


                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




Pro forma basic and
 diluted net loss per share-
  As reported                    $      (2.99)            $    (2.05)             $    (0.10)
  Pro forma                      $      (3.01)            $    (2.04)             $    (0.10)

Prior to the Company's initial public offering, the Company computed the fair value of options granted using the minimum value method. Significant weighted average assumptions used to estimate fair value of options granted prior to the Company's initial public offering include a risk-free interest rate of 5.6 percent, expected lives of 10 years and no expected dividends. Subsequent to the Company's initial public offering, the Company computed the fair value of options granted using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value of options granted subsequent to the Company's initial public offering are as follows:

                                          Year Ended           Year Ended
                                           March 31,            March 31,
                                             2001                 2000
                                       -----------------------------------------
Risk-free interest rate                       5.9%                 6.4%
Expected volatility                         123.8%                98.4%
Expected life                                 3.3 years            3.3 years

EMPLOYEE STOCK PURCHASE PLAN

On July 9, 1999, the Company adopted a compensatory employee stock purchase plan, effective September 22, 1999, for up to 950,000 shares of common stock. During February 2001, the maximum number of shares to be issued under the plan was increased to 1,662,500. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay, as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended March 31, 2001, 79,415 shares of common stock were issued under the plan. Through March 31, 2000, no shares of common stock had been issued under the plan.

OFFICER AND DIRECTOR AND EMPLOYEE LOANS

In May 1999, the Company entered into a $780,000 full-recourse promissory note bearing 5% interest with an officer, in connection with the exercise of options to purchase 1,852,500 shares of common stock. The shares of common stock purchased were pledged as collateral against the note. In April 2001, the officer resigned from the Company and the Company agreed to repurchase all of the shares of common stock from the officer at the price paid by the officer in exchange for payment in full on the loan, including all principal and related interest.

In June 2000, the Company entered into a $375,888 full-recourse promissory note with one of its members of its board of directors in connection with the exercise of options to purchase 143,250 shares of common stock. The note bears interest at 6.71% per annum, is secured by a pledge of the shares acquired and is payable in full by April 2004.

10.  INCOME TAXES

A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of operations is as follows:

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




                                                                                                                   Period
                                                                                                                    from
                                                                      Year                    Year              Inception
                                                                      Ended                   Ended                through
                                                                    March 31,               March 31,            March 31,
                                                                      2001                    20000                 1999
                                                                ------------------       ---------------       ----------------
Income tax at the statutory rate                                   $       (46,472)         $   (24,501)          $       (496)
Increase (decrease) resulting from:
 Increase in valuation allowance                                            45,578               23,650                    495
 Incentive stock options                                                       842                  533                      -
 Non-deductible expenses                                                        52                  318                      1
                                                                ------------------       ---------------       ----------------
   Total                                                           $            -           $        -            $          -
                                                                ==================       ===============       ================


Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                           March 31,             March 31,
                                                             2001                  2000
                                                       ----------------      ----------------
Deferred tax assets-
 Net operating loss carryforward                            $    61,492           $     22,075
 Amortization of intangibles                                      4,148                 1,045
 Non-qualified stock options                                      1,132                   936
 Inventory                                                        1,341                     -
 Property and equipment                                             821                     -
 Accruals and reserves                                              722                   162
 Other                                                               67                    48
                                                            -----------           -----------

         Total deferred tax assets                               69,723                24,266

Deferred tax liabilities-
 Difference between book and tax basis of property and
  equipment                                                           -                  (121)
                                                            -----------           -----------
         Total deferred tax liabilities                               -                  (121)

Less- Valuation allowance                                       (69,723)              (24,145)
                                                            -----------           -----------

         Deferred tax assets, net                           $         -           $        -
                                                            ===========           ===========

Due to the uncertainty surrounding the realization of these assets, a valuation allowance has been provided to fully offset the deferred tax assets. As of March 31, 2001 and 2000, Ashford.com had net operating loss carryforwards of approximately $180.9 million and $64.9 million, respectively, which may be used to offset taxable income in future years. The net operating loss carryforward will begin to expire in fiscal year 2014. A change in control, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards.

11.  RELATED PARTY TRANSACTIONS

Certain key members of the Company's management and the board of directors are stockholders of a company from which the Company purchases computer equipment, receives consulting services and rented certain office space at prices and terms that management believes are equivalent to those available to and

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



transacted with unrelated parties. During two years ended March 31, 2001 and 2000 and the period from Inception, through March 31, 1999, charges for consulting services and office rent, and payments for Web site development costs and computer equipment to this related party totaled $3.6 million, $2.5 million and $172,848, respectively. Payments made during fiscal year 2001 include $2.9 million of cash and 258,706 warrants to purchase the Company's common stock for $0.01. See Note 9.

In December 1999, the Company entered into a marketing agreement with a minority interest stockholder for the delivery of new customers at a price and terms that management believes are equivalent to those available and transacted with unrelated parties. Total net payments of $0.5 million and $6.0 million were made during fiscal 2001 and 2000, respectively, pursuant to this agreement.

12.  COMMITMENTS AND CONTINGENCIES

LEASES

Rent expense for the years ended March 31, 2001 and 2000 and for the period from Inception through March 31, 1999, was approximately $1.3 million, $853,000 and $47,000, respectively.

Future minimum lease payments relating to noncancelable operating leases, primarily for office space and equipment, are as follows:

                For the year ending March 31-
                  2002                                   1,291
                  2003                                   1,208
                  2004                                      93
                                                        ------
                                                        $2,592
                                                        ======

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

LITIGATION

During the fourth quarter of fiscal 2001, the Company recorded a charge of approximately $400,000 relating to the pending settlement of a lawsuit filed against the Company and certain of its officers during 1999. The final settlement of this lawsuit is contingent upon court approval; however, management does not expect a material change in the settlement amount upon obtaining court approval.

The SEC is conducting an investigation concerning our accounting and disclosures relating to certain marketing activities during fiscal years 2000 and 2001. We have been cooperating with the SEC, and we will continue to do so. Our audit committee also has completed an internal review of certain matters related to the SEC review. We do not believe that any of the accounting issues raised by the SEC will have a material effect on our financial statements.

                               ASHFORD.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The Company is, and from time to time may be, a party to various other claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these matters is not presently determinable, management does not believe that ultimate settlement of any or all of such matters will have a material adverse effect upon the Company's financial condition or results of operations.

13.  QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statement of Operations information for each quarter of fiscal year 2001 and fiscal year 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                             Year Ended March 31, 2001
                                                    ------------------------------------------------------------------------
                                                         Fourth              Third              Second              First
                                                         Quarter            Quarter            Quarter             Quarter
                                                    -------------      -------------      --------------      --------------
                                                                       (in thousands, except per share data)
Net sales                                                $ 14,328           $ 27,750            $ 12,013            $ 13,105
Gross profit (1)                                              843              5,273               2,293               2,439
Net loss                                                  (17,001)           (40,022)            (40,556)            (39,102)
Net loss per share, basic and diluted                      $(0.37)            $(0.87)             $(0.89)             $(0.87)
Pro forma net loss per share, basic and diluted            $(0.37)            $(0.87)             $(0.89)             $(0.87)
Shares used to compute net loss per share:
       Basic and diluted                                   46,456             45,758              45,598              45,099
       Pro forma basic and diluted  (2)                    46,456             45,758              45,598              45,099


                                                                               Year Ended March 31, 2000
                                                    ----------------------------------------------------------------------------
                                                          Fourth              Third               Second            First Quarter
                                                         Quarter             Quarter              Quarter
                                                    --------------      --------------      ---------------      ---------------
                                                                         (in thousands, except per share data)
Net sales                                                 $ 11,804            $ 20,104              $ 4,400              $ 3,623
Gross profit (1)                                             2,174               3,427                  225                  620
Net income (loss)                                          (41,292)            (19,038)              (8,553)              (3,178)
Net income (loss) per share, basic and diluted              $(0.92)             $(0.51)              $(0.57)              $(0.27)
Pro forma net income (loss) per share, basic and
 diluted                                                    $(0.92)             $(0.51)              $(0.27)              $(0.12)
Shares used to compute net income (loss) per
 share:
       Basic and diluted                                    44,909              37,198               14,920               11,604
       Pro forma basic and diluted  (2)                     44,909              37,198               31,117               26,995

(1) Includes the reclassification of certain promotional costs from marketing and sales to cost of sales related to the adoption of the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives." All periods presented have been reclassified for consistent presentation. Also includes a charge of approximately $1.8 million during the fourth quarter of the year ended March 31, 2001, relating to inventory valuation reserves. See Note 2.
(2) Includes shares associated with the conversion of preferred stock into common stock as if the conversion occurred on the dates of original issuance. See Note 2.