Form 10-Q
period 2001-06-30
ASHFORD COM INC
filed 2001-08-14
CIK 1089909

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -----------------------------------------


                                   FORM 10-Q


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


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

                          ---------------------------

                                 (713) 369-1300
              (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 (1)   Yes     X         No
                                           ---------        ---------
                                 (2)   Yes     X         No
                                           ---------        ---------

  As of June 30, 2001, there were 52,766,732 shares of the Company's common stock outstanding.

                               ASHFORD.COM, INC.
                                   FORM 10-Q
                                     INDEX


PART I.  CONSOLIDATED FINANCIAL INFORMATION                                                         PAGE
                                                                                                   ----
Item 1.  Consolidated Financial Statements........................................................     3
         Consolidated Balance Sheets at June 30, 2001 and March 31, 2001..........................     3
         Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000..     4
         Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000..     5
         Notes to Consolidated Financial Statements...............................................     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    15

PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings........................................................................    27
ITEM 6.  Exhibits and Reports on Form 8-K.........................................................    27
SIGNATURES........................................................................................    28

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ASHFORD.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)


                                                                              June 30,                   March 31,
                                                                                2001                       2001
                                                                        --------------------       --------------------
                                                                              (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                   $   4,571                  $   7,095
 Restricted cash                                                                 1,500                      1,500
 Accounts receivable, net of allowance for doubtful accounts of $280
  and $231, respectively                                                         2,521                      2,559

 Merchandise inventory                                                          18,387                     24,066
 Prepaid and other                                                               1,358                      1,535
                                                                             ---------                  ---------
  Total current assets                                                          28,337                     36,755
Property and equipment, net of accumulated depreciation of $7,191 and            6,909                      8,441
 $5,894, respectively
Purchased intangibles, net of accumulated amortization of $12,871 and
 $10,483, respectively                                                           5,438                     10,162

Other assets                                                                       693                        908
                                                                             ---------                  ---------
Total assets                                                                 $  41,377                  $  56,266
                                                                             =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                    $   5,039                  $   8,189
 Revolving credit facility                                                          --                      4,705
 Net assets acquired in excess of purchase price attributed to                   2,880                         --
  discontinued operations
Other long-term liabilities                                                         97                        104
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no                  --                         --
 shares issued and outstanding at June 30, 2001 and March 31, 2001
Common stock, $.001 par value, 100,000,000 shares authorized,                       56                         49
 55,833,458 and 48,691,917 shares issued at
June 30, 2001 and March 31, 2001, respectively
Treasury stock, at cost, 3,066,726 and 770,893 at June 30, 2001 and
 March 31, 2001, respectively                                                     (865)                        --

Additional paid-in capital                                                     260,883                    259,365
Subscriptions receivable                                                          (376)                    (1,156)
Deferred compensation                                                           (1,907)                    (4,983)
Accumulated deficit                                                           (224,430)                  (210,007)
                                                                             ---------                  ---------
 Total stockholders' equity                                                     33,361                     43,268
                                                                             ---------                  ---------
Total liabilities and stockholders' equity                                   $  41,377                  $  56,266
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

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                              Three months ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                          2001               2000
                                                                     ---------------   ----------------
Net sales                                                                   $ 12,106           $ 13,105
Cost of sales                                                                 10,099             10,666
                                                                     ---------------   ----------------
Gross profit                                                                   2,007              2,439
Operating expenses:
 Marketing and sales (includes non-cash
  amortization of $304 and $26,034,                                            3,096             32,823
  respectively)

 General and administrative (includes non-cash
  amortization of $272 and $847, respectively)                                 5,470              6,748

 Restructuring charge                                                            399                 --
 Settlement loss                                                               2,297                 --
 Loss on sale of assets                                                          620                 --
 Depreciation and amortization                                                 3,882              2,654
                                                                     ---------------   ----------------
  Total operating expenses                                                    15,764             42,225
                                                                     ---------------   ----------------
Loss from operations                                                         (13,757)           (39,786)
Interest income, net                                                               1                684
                                                                     ---------------   ----------------

Net loss before discontinued operations                                      (13,756)           (39,102)
Net loss from discontinued operations                                            667                 --
                                                                     ---------------   ----------------
Net loss                                                                    $(14,423)          $(39,102)
                                                                     ===============   ================
Net loss before discontinued operations per                                 $  (0.27)          $  (0.87)
 share, basic and diluted
Net loss from discontinued operations per                                   $  (0.01)
 share, basic and diluted                                                                            --

Net loss per share, basic and diluted                                       $  (0.28)          $  (0.87)
Shares used to compute net loss per share,
 basic and diluted                                                            51,188             45,099

Supplemental Information (1)
 Net loss, excluding restructuring charge,
  settlement loss, loss on sale of assets,
  depreciation and amortization, and net loss
  from discontinued operations                                              $ (5,982)          $ (9,567)



 Net loss per share, excluding restructuring
  charge, settlement loss, loss on sale of
  assets, depreciation and amortization, and
  net loss from discontinued operations                                     $  (0.12)          $  (0.21)


   (1) The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles.

  The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            Three months ended
                                                                                                 June 30,
                                                                           ------------------------------------------------
                                                                                   2001                       2000
                                                                           ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(14,423)                  $(39,102)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                      4,458                     29,535
 Restructuring charge related to issuance of options to purchase
  common stock                                                                        221                        ---
 Settlement loss                                                                    2,297                        ---
 Loss on sale of assets                                                               620                        ---
 Changes in assets and liabilities:
  Accounts receivable, net                                                             38                      1,666
  Merchandise inventory                                                             5,679                      2,274
  Prepaid and other                                                                   177                       (996)
  Other assets                                                                       (200)                       (63)
  Accounts payable and accrued liabilities                                         (3,894)                     1,154
                                                                                 --------                   --------
   Net cash used in operating activities                                           (5,027)                    (5,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                 (107)                    (2,741)
 Proceeds from sale of equipment and intangible assets                                 45                        ---
 Net proceeds from acquisition                                                      7,270                        ---
 Internet domain and other intangible asset purchases                                 ---                        (60)
                                                                                 --------                   --------
   Net cash provided by (used in) investing activities                              7,208                     (2,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on revolving credit facility                                             (4,705)                       ---
                                                                                 --------                   --------
 Net decrease in cash and cash equivalents                                         (2,522)                    (8,333)
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                                7,095                     46,474
                                                                                 --------                   --------
 End of period                                                                   $  4,571                   $ 38,141
                                                                                 ========                   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock in connection with marketing agreement                 $  ---                     $     74
 Issuance of warrants in connection with purchases of fixed assets                  ---                          221
 Issuance of common stock in connection with acquisition                          3,979                          ---
 Purchase of common stock in connection with employment and
  consultant agreements                                                             865                          ---


  The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2002.

     The Company has suffered significant losses from operations since its inception. Management is implementing a strategy to significantly reduce costs and improve operating efficiencies. Management believes that the Company's current cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next 12 months, assuming it executes according to its restructured operating plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern. If current cash and cash that may be generated from future operations are insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on the terms acceptable to the Company, if at all. The Company's ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to the Company's stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

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

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets requiring the nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment based on fair values, rather than amortized to earnings. Under the new statements, The Company's purchased intangibles would continue to be amortized consistent with its current policy. While the Company has not made a final determination, upon adoption of these standards, the Company expects to record any goodwill as income or expense.

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

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. The Company classifies inbound and outbound shipping costs as costs of sales. The Company generally does not impose separate handling charges on customers. However, during fiscal year 2001, the Company began charging for shipping costs. The Company began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $0.8 million during both quarters ended June 30, 2001 and 2000.

2.   RESTRUCTURING AND RELATED CHARGES

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

     During the first quarter ended June 30, 2001, the Company initiated a review of its lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management. Specific initiatives resulting from this review include reducing the scope of product offerings, decreasing the Company's investment in inventory and eliminating certain operating costs, including costs associated with personnel. In connection with this review, the Company recorded charges of approximately $0.5 million for headcount reductions. Headcount reductions consisted of approximately 46 employees, or about 19% of the Company's workforce, across all areas of the Company.

     Total cash outlays during the quarter ended June 30, 2001 were approximately $0.2 million. The restructuring accrual was reduced by an additional $0.2 million through the issuance of options to purchase the Company's common stock. Previously recorded allowances for contract cancellations of approximately $0.1 million were reversed during the quarter ended June 30, 2001 upon determination that the associated cost would not be incurred. The remaining $0.1 million of restructuring costs is expected to be paid through December 31, 2001.

     The restructuring accrual consists of the following:

                                                         Severance and           Contract
                                                           Benefits           Cancellations            Total
                                                      -----------------------------------------------------------
Provision for fiscal year 2001                               $ 502                 $160               $ 662
Amount paid in fiscal year 2001                               (472)                 (80)               (552)
                                                             -----                 ----               -----
Balance at March 31, 2001                                       30                   80                 110
Provision for quarter ended June 30, 2001                      479                   --                 479
Provision reversed in quarter ended June 30, 2001               --                  (80)                (80)
Amount paid in quarter ended June 30, 2001                    (421)                  --                (421)
                                                             -----                 ----               -----
Balance at June 30, 2001                                     $  88                $  --               $  88
                                                             =====                =====               =====

3.  Revolving Credit Facility

     During September 2000, the Company executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by the Company's assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement, and was $8.9 million on June 30, 2001.
Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by the Company. There were no amounts outstanding under the revolving credit facility as of June 30, 2001.

4.  TREASURY STOCK

     During May 2001, the Company repurchased 1,852,500 shares of its common stock for approximately $0.9 million in connection with certain employment and consultant agreements. Consideration for this purchase was a subscription receivable of approximately $0.8 million and accrued interest receivable of approximately $0.1 million.

5.  OTHER MATTERS

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

     During June 2001, as a result of certain business difficulties that arose in the relationship between the Company and the former principals of the online watch retailer and to resolve litigation between them, the parties began negotiating a dissolution of that relationship. The Company and the online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of the Company's common stock to settle all potential future claims and obligations. The Company recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001.

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

     In May 2001, the Company concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and overall Company objectives. In June 2001, the prior management of the online art retailer made a proposal to the Company, which the Company has accepted, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, the Company contributed assets of approximately $0.5 million, including $0.4 million of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, the Company and the new entity entered into a revenue sharing agreement whereby the Company will offer the new entity's product on its Web site in return for half of the gross profit from sales of the new entity's products generated by the Company's Web site.
The Company will not assume any future operating costs or obligations. Further, substantially all Company employees previously employed by the online art retailer became employees of the new entity or were terminated.

     Activity related to art operations during the period was recorded in accordance with APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) have been reflected as net loss from discontinued operations in the accompanying financial statements. Losses from the measurement date through the separation date (July 31, 2001) have been deferred as there is reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. Total net assets acquired in excess of purchase price related to discontinued operations was approximately $2.9 million at June 30, 2001. The Company expects to recognize a net gain on disposal of discontinued operations of approximately $2.0 million during the quarter ending September 30, 2001.

Sale of Asset

     During June 2001, the Company sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ending September 2001. The Company recorded a loss on sale of approximately $0.5 million during the quarter ending June 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in our most recent Form 10-K and our Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 22, 1999 (Reg. No. 333-82759).

OVERVIEW

     We were incorporated on March 6, 1998 and commenced operations and began offering products for sale on our Web site in April 1998. We initially focused exclusively on the sale of new and vintage watches. Since inception, we have focused on broadening our product offerings, establishing relationships with luxury and premium brand owners, generating sales momentum and expanding our operational and customer service capabilities. We have grown rapidly since launching our site in April 1998 and have experienced significant increases in our net sales and corresponding cost of sales since inception. We currently offer more than 12,000 styles of products from over 300 leading luxury brands. We are currently focusing our efforts on continuing to increase net sales while maintaining or decreasing current expense levels. We plan to continue the growth of our corporate gift business, which generally generates higher margin sales and is less seasonal in nature than our traditional retail sales, and our newer, higher margin product categories, such as our Ashford Collection jewelry. As part of a larger effort to improve overall operating efficiencies and lower total operating costs as a percentage of sales, we have specifically reduced our traditional print and media marketing activities and have focused on Internet and online media, which we believe to be a more efficient and economical means of attracting new customers. Other specific initiatives designed to improve financial performance and liquidity management include reducing the scope of product offerings, decreasing our investment in inventory and eliminating certain operating costs, including personnel costs.

     As stated above, we plan to continue the growth of our corporate gift business which was introduced in March 2000. Our corporate gift business offers over 800 products such as crystal, silver and pewter that appeal to the corporate market. These products usually generate higher margin sales and are less seasonal in nature than our traditional retail sales. Also, many corporate gift products are finished with custom engraving, etching or embossing which further increases our margin.

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

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of product sales and are net of product returns, coupons and promotional discounts. Net sales decreased from $13.1 million for quarter ended June 30, 2000 to $12.1 million for quarter ended June 30, 2001. The decrease in net sales was affected by a general decline in retail spending and reduced marketing and sales efforts net of an increase in corporate gift activity attributed to the addition of new salespeople and a business acquisition during the quarter ended December 2000.

COST OF SALES

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales decreased as net sales decreased. Gross profit decreased from $2.4 million for quarter ended June 30, 2000 to $2.0 million for quarter ended June 30, 2001. Gross margin decreased from 19% for the quarter ended June 30, 2000 to 17% for the quarter ended June 30, 2001. Gross margin was affected by a targeted promotional offer implemented with one of our corporate marketing partners during the June 2001 quarter and by our actions to narrow product assortment and reduce our overall investment in merchandise inventory net of increased sales from corporate gifts which generally generate higher gross margin. We anticipate gross margin improvements in future periods as we continue to grow our corporate gift business, develop our newer higher-margin product categories such as home and lifestyle products and our Ashford Collection jewelry, and complete our activities to reduce product assortment and to reduce our overall investment in merchandise inventory. We also expect gross margin improvements in future periods as a result of our efforts to reduce certain expenses such as outbound shipping costs which now are paid by the customer on most orders.

OPERATING EXPENSES

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses and amortization of related deferred compensation. Fulfillment activities include receiving of goods, picking of goods for shipment and packaging of goods for shipment. Fulfillment costs, including the cost of operating and staffing distribution centers, are included in marketing and sales. Marketing and sales expenses decreased from approximately $32.8 million for quarter ended June 30, 2000 to $3.1 million for quarter ended June 30, 2001. The decrease in marketing and sales is attributable to an decrease in non-cash amortization from $26.0 million for quarter ended June 30, 2000 to $0.3 million for quarter ended June 30, 2001 primarily relating to a marketing contract entered into with another online retailer during the latter part of fiscal 2000 that expired in fiscal 2001. Excluding non-cash amortization, the decrease in marketing and sales is primarily attributable to a reduction in traditional print and media marketing activities and implementation of new and modified agreements with Internet and online media providers at improved advertising rates or with pay-for-performance provisions. During fiscal 2001, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales. We expect our marketing and sales expense to continue to decline as a percentage of sales in future periods as we continue our focus of becoming more efficient and economical at acquiring customers. See also "Recent Accounting Pronouncements."

     General and Administrative. General and administrative expenses include executive, finance and administrative employee salaries and benefits, amortization of related deferred compensation, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses decreased from $6.7 million for quarter ended June 30, 2000 to $5.5 million for quarter ended June 30, 2001. Our general and administrative expenses have decreased primarily due to costs associated with decreased headcount as a result of our restructuring activities during January 2001 and May 2001 and decreased amortization of related deferred compensation. We expect our general and administrative expenses to continue to decline in future periods as we realize a full period of benefit from restructuring activities during May 2001, and as we implement further operating cost efficiencies.

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to intangible assets. Depreciation and amortization expense increased from $2.7 million for quarter ended June 30, 2000 to $3.9 million for quarter ended June 30, 2001. The increase is primarily due to depreciation and amortization expense related to Internet domain and other intangible asset purchases.

     Interest Income. Interest income consists of earnings on cash and cash equivalents. The decrease in interest income for quarter ended June 30, 2001 is due to lower cash balances during the quarter. See also "Liquidity and Capital Resources."

     Interest Expense. Interest expense consists of interest costs on borrowings. The increase in interest expense for quarter ended June 30, 2001 is due to borrowings on our revolving credit facility entered into during September 2000.

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

     Operating Activities. Net cash used in operating activities decreased from $5.5 million for quarter ended June 30, 2000 to $5.0 million for quarter ended June 30, 2001. Our net operating cash outflow for quarter ended June 30, 2000 was primarily a result of prepaid marketing agreements, inventory purchases and, to a lesser extent, operating losses, exclusive of non-cash depreciation and amortization. Our operating cash outflow during June 30, 2001 was primarily a result of operating losses, exclusive of non-cash depreciation and amortization, restructuring charge, settlement loss, and loss on sale of assets and decreases in accounts payable and accrued liabilities and merchandise inventory. We anticipate our net cash used in operating activities to continue to decline in future periods in connection with our efforts to improve overall operating efficiencies, lower total operating costs as a percentage of sales and improve inventory management practices and procedures.

     Investing Activities. Net cash provided by investing activities totaled $7.2 million for quarter ended June 30, 2001 compared to net cash used in investing activities of $2.8 million for quarter ended June 30, 2000. Net cash provided by investing activities during quarter ended June 30, 2001 primarily consisted of $7.3 million related to a merger agreement with an online art retailer and $0.1 related to property and equipment purchases. Net cash used in investing activities during quarter ended June 30, 2000 consisted of approximately $2.8 million related to the purchase of computer and office equipment and Web site enhancements as well as leasehold improvements associated with leased office and warehouse facilities.

     Financing Activities. Net cash used in financing activities totaled $4.7 million during quarter ended June 30, 2001. Financing activities related to payments on our revolving credit facility.

     Commitments. As of March 31, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. We have no material commitments for capital expenditures.

     Credit Facility. During September 2000, the Company executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by the Company's assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement, and was $8.9 million on June 30, 2001. Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by the Company. There were no amounts outstanding under the revolving credit facility as of June 30, 2001.

     Financial Condition. The Company has suffered significant losses from operations since its inception. Management is implementing a strategy to significantly reduce costs and improve operating efficiencies. Management believes that the Company's current cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next 12 months, assuming it executes according to its restructured operating plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern. If current cash and cash that may be generated from future operations are insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on the terms acceptable to the Company, if at all. The Company's ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to the Company's stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

     Restructuring and Other Matters. During the fourth quarter ended March 31, 2001, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of approximately $0.7 million, consisting of approximately $0.5 million for headcount reductions and approximately $0.2 million for contract cancellations. Headcount reductions consisted of approximately 40 employees, or about 17% of the Company's workforce, across all areas of the Company.

     During the first quarter ended June 30, 2001, the Company initiated a review of its lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management. Specific initiatives resulting from this review include reducing the scope of product offerings, decreasing the Company's investment in inventory and eliminating certain operating costs, including costs associated with personnel. In connection with this review, the Company recorded charges of approximately $0.5 million for headcount reductions. Headcount reductions consisted of approximately 46 employees, or about 19% of the Company's workforce, across all areas of the Company.

     Total cash outlays during the quarter ended June 30, 2001 were approximately $0.2 million. The restructuring accrual was reduced by an additional $0.2 million through the issuance of options to purchase the Company's common stock. Previously recorded allowances for contract cancellations of approximately $0.1 million were reversed during the quarter ended June 30, 2001 upon determination that the associated cost would not be incurred. The remaining $0.1 million of restructuring costs is expected to be paid through December 31, 2001.

     In February 2001, the Company entered into a merger agreement with an online watch retailer. During June 2001, as a result of certain business difficulties that arose in the relationship between the Company and the former principals of the online watch retailer and to resolve litigation between them, the parties began negotiating a dissolution of that relationship. The Company and the online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of the Company's common stock to settle all potential future claims and obligations. The Company recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001.

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

     In connection with the May 2001 review, the Company concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and overall Company objectives. In June 2001, the prior management of the online art retailer made a proposal to the Company, which the Company has accepted, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, the Company contributed assets of approximately $0.5 million, including $0.4 million of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, the Company and the new entity entered into a revenue sharing agreement whereby the Company will offer the new entity's product on its Web site in return for half of the gross profit from sales of the new entity's products generated by the Company's Web site. The Company will not assume any future operating costs or obligations. Further, substantially all Company employees previously employed by the online art retailer became employees of the new entity or were terminated.

     Activity related to art operations during the period was recorded in accordance with APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) have been reflected as net loss from discontinued operations in the accompanying financial statements. Losses from the measurement date through the separation date (July 31, 2001) have been deferred as there is reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. Total net assets acquired in excess of purchase price related to discontinued operations was approximately $2.9 million at June 30, 2001. The Company expects to recognize a net gain on disposal of discontinued operations of approximately $2.0 million during the quarter ending September 30, 2001.

     During June 2001, the Company sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ending September 2001. The Company recorded a loss on sale of approximately $0.5 million during the quarter ending June 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets requiring the nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment based on fair values, rather than amortized to earnings. Under the new statements, The Company's purchased intangibles would continue to be amortized consistent with its current policy. While the Company has not made a final determination, upon adoption of these standards, the Company expects to record any goodwill as income or expense.

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

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. The Company classifies inbound and outbound shipping costs as costs of sales. The Company generally does not impose separate handling charges on customers. However, during fiscal year 2001, the Company began charging for shipping costs. The Company began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $0.8 million during both quarters ended June 30, 2001 and 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Common Stock May be Delisted from the Nasdaq National Market.

     On April 9, 2001, we received notice from Nasdaq that our common stock had failed to maintain Nasdaq's minimum bid price closing requirement of $1.00 and that such failure had continued beyond the ninety (90) day probationary period allowed under the Nasdaq National Marketplace Rules. The letter specified that, as a result of our failure to maintain the minimum bid price closing requirement, our common stock would be delisted at the close of business on July 18, 2001. However, we appealed the decision, and the delisting was stayed pending a hearing before the Nasdaq Qualifications Panel. This hearing is scheduled to occur on August 24, 2001.

     We will submit to our shareholders for approval at our annual meeting to be held August 27, 2001, a 1:10 reverse stock split. We believe the reverse stock split is the most effective means to avoid a delisting of our common stock from Nasdaq. We believe that the review panel from Nasdaq may look favorably on our reverse split proposal and provide us with the time to effect the split pending approval by the shareholders at the Annual Meeting. In addition, based upon the market price of our common stock at the time of this report, the market value of the public float of our common stock is not sufficient to meet the continued listing requirements under the Nasdaq National Marketplace Rules. We can not make any assurances that our common stock will not be delisted or that the market value of the public float will increase and satisfy the requirement.

  We cannot predict whether our shareholders will approve the reverse stock split or, if approved, that the reverse stock split will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of the our stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. That is to say, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

     The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

     At June 30, 2001, we held approximately $18.4 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

Our Net Sales Could Decrease if We Become Subject to Sales or Other Taxes

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

RISKS RELATED TO SECURITIES MARKETS

Our Common Stock Price Is Volatile, Which Could Result In Substantial Losses for Individual Stockholders.

     The trading price of our common stock fluctuates significantly. For example, since our initial public offering through June 30, 2001, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $0.21. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits under Item 601 of Regulation S-K

Exhibit
Number                                                     Description
------         ---------------------------------------------------------------------------------------------------
 2.1**         Option Agreement dated August 17, 1999 by and between the Company and Power Reserve, Inc. and
               Richard E. Paige
 2.2**         Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Power Reserve,
               Inc.
 2.3**         Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige
 2.4***        Agreement and Plan of Reorganization dated as of January 14, 2000 by and among the Company,
               Ashford-Jasmin Fragrance Company and Jasmin.com Corporation
 2.5******     Merger Agreement by and among the Company, Ashford-Watchnetwork Company, and EST, Inc.
 2.6+          Agreement and Plan of Reorganization dated January 3, 2001 by and among the Company, Guild.com,
               Inc., and Ashford-Guild Art Corporation
 3.1*          Amended and Restated Certificate of Incorporation of the Company
 3.2*          By-laws of the Company
 4.1*          Amended and Restated Investors' Rights Agreement, dated July 9, 1999, among the Company and the investors and founders named therein
 4.2*          Specimen Certificate of the Company's common stock
 4.3           Reference is made to Exhibits 3.1 and 3.2
10.1*          Form of Indemnification Agreement entered into between the Company and its directors and officers
10.2*          1998 Stock Incentive Plan
10.3*          1999 Equity Incentive Plan
10.4*          1999 Employee Stock Purchase Plan
10.5*          Office Lease dated July, 1999 between the Company and Crescent Real Estate Funding III, L.P.
10.6*          Employment Agreement dated May 10, 1999 between the Company and Kenneth E. Kurtzman
10.7*          Employment Agreement dated November 28, 1998 between the Company and James H. Whitcomb, Jr.
10.8*          Advertising Agreement dated July 30, 1999 between the Company and America Online, Inc.
10.9*          Credit Agreement dated August 9, 1999 between the Company and Chase Bank of Texas, National
               Association
10.10****      Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc.
               and Amazon.com Advertising Services NV, Inc.
10.11*****     Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and
               Ashford.com, Inc., Ashford Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
               Fragrance Company


*              Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).
**             Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 12, 1999.
***            Incorporated by reference to the Company's Current Report on Form 8-K/A filed on
               February 1, 1999.
****           Incorporated by reference to the Company's Current Report on Form 8-K filed on
               December 15, 1999.
*****          Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2000.
******         Incorporated by reference to the Company's Current Report on Form 8-K filed on March 21, 2001.
+              Incorporated by reference to the Company's Annual Report on Form 10-K filed on June 29, 2001.

     (b)  Reports on Form 8-K:

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

     On July 19, we filed a Form 8-K under Item 5 announcing that we had received a letter from The Nasdaq Stock Market notifying us that our common stock would be delisted unless we requested a hearing. A hearing was requested.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001           ASHFORD.COM, INC.



                                 By:   /s/ Brian E. Bergeron
                                    ------------------------
                                    Brian E. Bergeron
                                    Chief Financial Officer