Form 10-Q
period 2001-09-30
ASHFORD COM INC
filed 2001-11-19
CIK 1089909

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                       3800 Buffalo Speedway, Suite 400
                             Houston, Texas 77098
                   (Address of principal executive offices)
                                 _____________

                                (713) 369-1300
             (Registrant's telephone number, including area code)

                                 _____________

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

          (1)  Yes   x                      No  _________
                   -----
          (2)  Yes   x                      No  _________
                   -----

     As of September 30, 2001, there were 54,208,470 shares of the Company's common stock outstanding.

================================================================================

                               ASHFORD.COM, INC.

                                   FORM 10-Q

                                     INDEX

PART I.   CONSOLIDATED FINANCIAL INFORMATION                                                           PAGE
                                                                                                       ----
Item 1.   Consolidated Financial Statements.........................................................      3

          Consolidated Balance Sheets at September 30, 2001 and March 31, 2001......................      3

          Consolidated Statements of Operations for the three and six months ended
          September 30, 2001 and 2000...............................................................      4

          Consolidated Statements of Cash Flows for the six months ended September 30,
          2001 and 2000.............................................................................      5

          Notes to Consolidated Financial Statements................................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................     16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................................     28

Item 6.   Exhibits and Reports on Form 8-K..........................................................     28

SIGNATURES..........................................................................................     30

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                               ASHFORD.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and share amounts)

                                                                           September 30,        March 31,
                                                                                2001               2001
                                                                           -------------      -------------
                                                                            (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                $        2,705      $       7,095
 Restricted cash                                                                   1,500              1,500
 Accounts receivable, net of allowance for doubtful accounts of $330
  and $231, respectively                                                           2,280              2,559
 Merchandise inventory                                                            18,039             24,066
 Prepaids and other                                                                1,835              1,535
                                                                           -------------      -------------
  Total current assets                                                            26,359             36,755

Property and equipment, net of accumulated depreciation of $14,201 and                --              8,441
 $5,894, respectively
Purchased intangibles, net of accumulated amortization of $14,441 and
 $10,483, respectively                                                                --             10,162

Other assets                                                                         538                908
                                                                          --------------      -------------
Total assets                                                              $       26,897      $      56,266
                                                                          ==============      =============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities                                 $        4,851      $       8,189
 Revolving credit facility                                                         2,877              4,705

Other long-term liabilities                                                           88                104
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no                    --                 --
 shares issued and outstanding at September 30, 2001 and March 31,
 2001, respectively
Common stock, $.001 par value, 100,000,000 shares authorized,                         57                 49
 57,275,196 and 48,691,917 shares issued at September 30, 2001 and
 March 31, 2001, respectively
Treasury stock, at cost, 3,066,726 and 770,893 shares at September 30,              (865)                --
 2001 and March 31, 2001, respectively
Additional paid-in capital                                                       261,205            259,365
Subscriptions receivable                                                            (376)            (1,156)
Deferred compensation                                                             (1,616)            (4,983)
Accumulated deficit                                                             (239,324)          (210,007)
                                                                          --------------      -------------
 Total stockholders' equity                                                       19,081             43,268
                                                                          --------------      -------------
Total liabilities and stockholders' equity                                $       26,897      $      56,266
                                                                          ==============      =============

      The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three months ended             Six months ended
                                                             September 30,                 September 30,
                                                       -------------------------     -------------------------
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------
Net sales                                              $    9,017     $   12,013     $   21,123     $   25,118
Cost of sales                                               7,144          9,720         17,243         20,386
                                                       ----------     ----------     ----------     ----------
Gross profit                                                1,873          2,293          3,880          4,732
Operating expenses:
  Marketing and sales (includes non-cash
       amortization of $269, $27,744, $573,
       and $53,778, respectively)                           1,774         33,564          4,870         66,388
  General and administrative (includes non-cash
       amortization of $158, $883, $430,
       and $1,730, respectively)                            4,352          6,741          9,822         13,489
  Restructuring charge                                         10             --            409             --
  Settlement loss                                              --             --          2,297             --
  Loss on sale of assets                                       --             --            620             --
  Depreciation and amortization                            12,363          3,108         16,245          5,762
                                                       ----------     ----------     ----------     ----------
     Total operating expenses                              18,499         43,413         34,263         85,639
                                                       ----------     ----------     ----------     ----------
Loss from operations                                      (16,626)       (41,120)       (30,383)       (80,907)
Interest income (expense), net                                (81)           564            (80)         1,249
                                                       ----------     ----------     ----------     ----------
Net loss before disposal of segment                       (16,707)       (40,556)       (30,463)       (79,658)
Net loss from discontinued operations                          --             --           (667)            --
Net gain from disposal of segment                           1,813             --          1,813             --
                                                       ----------     ----------     ----------     ----------
Net loss                                               $  (14,894)    $  (40,556)    $  (29,317)    $  (79,658)
                                                       ==========     ==========     ==========     ==========


Net loss before disposal of segment per share,
 basic and diluted                                     $    (0.31)    $    (0.89)    $    (0.58)    $    (1.76)

Net gain from disposal of segment per share,
 basic and diluted                                     $     0.03     $       --     $     0.02             --

Net loss per share, basic and diluted                  $    (0.28)    $    (0.89)    $    (0.56)     $   (1.76)

Shares used to compute net loss per share,
  basic and diluted                                        53,335         45,598         52,267         45,350

      The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Six months ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2001          2000
                                                                                ----------    ----------
Cash Flows From Operating Activities:
Net loss                                                                        $  (29,317)   $  (79,658)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                      17,248        61,270
 Restructuring charge related to issuance of options to purchase
   common stock                                                                        221           ---
 Settlement loss                                                                     2,297           ---
 Loss on sale of assets                                                                620           ---
 Net gain from disposal of segment                                                  (1,813)          ---
 Changes in assets and liabilities:
  Accounts receivable                                                                  279         1,673
  Merchandise inventory                                                              6,027        (1,023)
  Prepaids and other                                                                  (300)          696
  Other assets                                                                        (520)         (389)
  Accounts payable and accrued liabilities                                          (4,887)          923
                                                                                ----------    ----------
   Net cash used in operating activities                                           (10,145)      (16,508)
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                  (107)       (4,222)
 Proceeds from sale of equipment and intangible assets                                 420           ---
 Net proceeds from acquisition of a business                                         7,270           ---
 Internet domain and other intangible asset purchases                                  ---          (120)
                                                                                ----------    ----------
   Net cash provided by (used in) investing activities                               7,583        (4,342)
Cash Flows From Financing Activities:
 Proceeds from revolving credit facility                                            16,264           ---
 Payments on revolving credit facility                                             (18,092)          ---
 Proceeds from exercise of stock options                                               ---           148
 Net proceeds from the issuance of common stock                                        ---           108
                                                                                ----------    ----------
   Net cash provided by (used in) financing activities                              (1,828)          256
                                                                                ----------    ----------
 Net decrease in cash and cash equivalents                                          (4,390)      (20,594)
Cash and Cash Equivalents:
 Beginning of period                                                                 7,095        46,474
                                                                                ----------    ----------
 End of period                                                                  $    2,705    $   25,880
                                                                                ==========    ==========

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
 Purchase of common stock in connection with employment and
   consultant agreements                                                        $      865           ---
 Issuance of common stock in connection with settlement                                323           ---
 Issuance of common stock in connection with Internet domain and
   other intangible asset purchases                                                    ---    $    1,812
 Issuance of warrants in connection with purchases of fixed assets                     ---           702

      The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. Results for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2002.

     We have suffered significant losses from operations since its inception. Management is implementing a strategy to significantly reduce costs and improve operating efficiencies. Management believes that our current cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next 12 months, assuming it executes according to its restructured operating plans. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to our ability to continue as a going concern. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on the terms acceptable to us, if at all. Our ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

Definitive Merger Agreement

     On September 14, 2001, we announced that we had entered into a definitive merger agreement with Global Sports, Inc. whereby Global will acquire all of the outstanding shares of our common stock. Under the terms of the merger agreement, upon consummation of the merger, our shareholders will receive 0.0076 of a share of Global common stock and $0.125 cash for each share of our common stock. Global expects to issue approximately 430,000 shares of common stock and pay approximately $7.1 million of cash in exchange for all of the outstanding shares of our common stock. Closing of the proposed transaction is subject to the satisfaction of certain customary closing conditions, including approval of our stockholders.

     Our consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles in the United States, which may be greater or less than the fair value of assets and liabilities as determined by Global Sports, Inc. Following the signing of the definitive merger agreement, we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future estimated undiscounted cash flows attributable to such assets. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001.

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

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective beginning April 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial position.

     In July 2001, the FASB issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets requiring the nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment based on fair values, rather than amortized to earnings. Under the new statements, our purchased intangibles would continue to be amortized consistent with its current policy. These standards are effective beginning in April 2002. Upon adoption, these standards will not have a significant effect on our financial statements as the related assets were expensed as of September 30, 2001.

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as such. We historically have classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We generally do not impose separate handling charges on customers. However, during fiscal year 2001, we began charging for shipping costs. We began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $1.2 million and $1.4 million during quarters ended September 30, 2001 and 2000, respectively.

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

2.   Restructuring and Related Charges

     During the fourth quarter ended March 31, 2001, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of approximately $0.7 million, consisting of approximately $0.5 million for headcount reductions and approximately $0.2 million for contract cancellations. Headcount reductions consisted of approximately 40 employees, or about 17% of our workforce.

     During the first quarter ended June 30, 2001, we initiated a review of our lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management. Specific initiatives resulting from this review include reducing the scope of product offerings, decreasing our investment in inventory and eliminating certain operating costs, including costs associated with personnel. In connection with this review, we recorded charges of approximately $0.5 million for headcount reductions. Headcount reductions consisted of approximately 46 employees, or about 19% of our workforce.

     Total cash outlays during the quarter ended June 30, 2001 were approximately $0.2 million. The restructuring accrual was reduced by an additional $0.2 million through the issuance of options to purchase our common stock. Previously recorded allowances for contract cancellations of approximately $0.1 million were reversed during the quarter ended June 30, 2001 upon determination that the associated cost would not be incurred. The remaining $0.1 million of restructuring costs was paid in the quarter ended September 30, 2001.

     The restructuring accrual consists of the following:

                                                       Severance and      Contract
                                                          Benefits      Cancellations       Total
                                                       --------------------------------------------
Provision for fiscal year 2001                         $       502      $       160       $    662
Amount paid in fiscal year 2001                               (472)             (80)          (552)
                                                       -----------      -----------       --------
Balance at March 31, 2001                                       30               80            110
Provision for quarter ended June 30, 2001                      479               --            479
Provision reversed in quarter ended June 30, 2001               --              (80)           (80)
Amount paid in quarter ended June 30, 2001                    (421)              --           (421)
                                                       -----------      -----------       --------
Balance at June 30, 2001                                        88               --             88
Provision for quarter ended September 30, 2001                  10               --             10
Amount paid in quarter ended September 30, 2001                (86)              --            (86)
                                                       -----------      -----------       --------
Balance at September 30, 2001                          $        12      $        --       $     12
                                                       ===========      ===========       ========

3.   Revolving Credit Facility

     During September 2000, we executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement. During the quarter ended September 30, 2001, an independent appraisal firm completed a periodic appraisal of our inventory as required under the revolving credit facility. This appraisal resulted in a decrease in our borrowing base as defined in the revolving credit facility. As a result, total availability under the credit facility was approximately $5.9 million on September 30, 2001 ($2.9 million outstanding at September 30, 2001). Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by us.

4.   Treasury Stock

     During May 2001, we repurchased 1,852,500 shares of our common stock for approximately $0.9 million in connection with certain employment and consultant agreements. Consideration for this purchase was a subscription receivable of approximately $0.8 million and accrued interest receivable of approximately $0.1 million.

5.   Other Matters

Disposition of Online Watch Retailer

     In February 2001, we entered into a merger agreement with an online watch retailer. In connection with the agreement, we paid an aggregate purchase price of $2.3 million representing the assumption of liabilities and direct acquisition costs of approximately $650,000, and 1,991,000 shares of our common stock. The agreement further provided that we issue up to an additional 5,500,000 shares of our common stock to the online retailer upon resolution of certain authorized dealer relationship contingencies and in connection with the online retailer meeting certain gross profit targets as set forth in the agreement. Further, certain key members of the online watch retailer's management entered into separate employment agreements with us which provide for employment for eighteen months following the merger and representation on our board of directors. Principal assets acquired include inventory, supplier relationships and intellectual property.

     During June 2001, as a result of certain business difficulties that arose in the relationship with the former principals of the online watch retailer and to resolve litigation, we began negotiating a dissolution of that relationship. The online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of our common stock to settle all potential future claims and obligations. We recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001. At September 30, 2001, all consideration with the exception of 202,262 shares of our common stock has been paid. The remaining common stock is expected to be issued in the quarter ending December 31, 2001.

Outsourcing Of Online Art Operations

     In May 2001, we closed a merger agreement with an online art retailer. In connection with the agreement, we issued approximately 7.1 million shares of our common stock and options and warrants to purchase approximately 1.6 million shares of our common stock, in exchange for all of the fully diluted shares of the online art retailer's capital stock. The purchase price was approximately $4.3 million, consisting of $3.3 million of our common stock, $0.7 million of options and warrants to purchase shares of our common stock and $0.3 million of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price.

     In May 2001, we concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and our overall objectives. In June 2001, the prior management of the online art retailer made a proposal, which we accepted, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, we contributed assets of approximately $0.5 million, including $0.4 million of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, we entered into a revenue sharing agreement with the new entity whereby we will offer the new entity's product on its Web site in return for half of the gross profit from sales of the new entity's products generated by our Web site. We did not assume any future operating costs or obligations. Further, substantially all the employees previously employed by the online art retailer became employees of the new entity or were terminated.

     Activity related to art operations during the quarter ended June 30, 2001, was recorded in accordance with APB No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) were reflected as net loss from discontinued operations in the financial statements for the quarter ended June 30, 2001. Losses from the measurement date through the separation date (July 31, 2001) were deferred as there was reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. For the quarter ended September 30, 2001, net losses of approximately $588,000 representing net sales commissions of approximately $159,000 and operating expenses of approximately $747,000 were deferred. We recognized a net gain on disposal of discontinued operations of approximately $1.8 million during the quarter ended September 30, 2001.

Sale of Asset

     During June 2001, we sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ending September 2001. We recorded a loss on sale of approximately $0.5 million during the quarter ending June 2001.

6.   Supplemental Information

     The following supplemental financial information is presented for informational purposes only and is not in accordance with generally accepted accounting principles. This information should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles.

                                                          Three months ended           Six months ended
                                                              September 30,              September 30,
                                                       ------------------------    ------------------------
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------
      Net loss, excluding acquisition costs (1),
      restructuring charge, settlement loss,
      loss on sale of assets, depreciation and
      amortization, and net gain from disposal
      of segment                                       $   (3,751)   $   (8,821)   $   (9,733)   $  (18,388)

      Net loss per share, excluding acquisition
      costs (1), restructuring charge,
      settlement loss, loss on sale of assets,
      depreciation and amortization, and net
      gain from disposal of segment                    $    (0.07)   $    (0.19)   $    (0.19)   $    (0.41)

      Shares used to compute net loss per share,
      basic and diluted                                    53,335        45,598        52,267        45,350

  (1) Acquisition costs represent non-refundable legal expenses related to the Global Sports, Inc. merger of approximately $156,000 for the three months and six months ended September 30, 2001. Acquisition costs are reported as general and administrative expenses in the consolidated statements of operations.

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

     On September 14, 2001, we announced that we had entered into a definitive merger agreement with Global Sports, Inc. whereby Global will acquire all of the outstanding shares of our common stock. Under the terms of the merger agreement, upon consummation of the merger, our shareholders will receive 0.0076 of a share of Global common stock and $0.125 cash for each share of our common stock. Global expects to issue approximately 430,000 shares of common stock and pay approximately $7.1 million of cash in exchange for all of the outstanding shares of our common stock. Closing of the proposed transaction is subject to the satisfaction of certain customary closing conditions, including approval of our stockholders.

     Our consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles in the United States, which may be greater or less than the fair value of assets and liabilities as determined by Global Sports, Inc. Following the definitive merger agreement, we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001.

     The Securities and Exchange Commission is conducting an investigation concerning our accounting and disclosures relating to certain marketing activities during fiscal years 2000 and 2001. We have been cooperating with the SEC, and we will continue to do so. Our audit committee also has completed an internal review of certain matters related to the SEC review. We do not believe that any of the accounting issues raised by the SEC will have a material effect on our financial statements.

Results of Operations

Net Sales

     Net sales consist primarily of product sales and are net of product returns and promotional discounts. Net sales decreased from $12.0 million during the quarter ended September 30, 2000 to $9.0 million during the quarter ended September 30, 2001, and from $25.1 million for the six months ended September 30, 2000 to $21.1 million for the six months ended September 30, 2001. The decrease in net sales was affected by a general decline in retail spending and reduced marketing and sales efforts net of an increase in corporate gift activity attributed to the addition of new salespeople and The Gifted Portfolio acquisition during the quarter ended December 31, 2000.

Cost of Sales

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales decreased as net sales decreased. Gross profit decreased from $2.3 million to $1.9 million during the quarter ended September 30, 2000 compared to the quarter ended September 30, 2001. Gross profit decreased from $4.7 million to $3.9 million during the six months ended September 30, 2000 compared to the six months ended September 30, 2001. Gross margin increased from 19.1% during the quarter ended September 30, 2000 to 20.8% during the quarter ended September 30, 2001 and decreased from 18.8% to 18.4% during the six months ended September 30, 2000 compared to the six months ended September 30, 2001. During the quarter ended September 30, 2001, the increase in gross margin is principally due to the reduction in the amount of free product and service incentives offered, the growth of our corporate gift business including acquisition of The Gifted Portfolio in the quarter ended December 31, 2000, and the development in our newer higher-margin product categories such as home and lifestyle products and our Ashford Collection jewelry, net of low margin sales activities intended to reduce product assortment and our overall investment in merchandise inventory. Also, we experienced an increase in gross margin due to our efforts to reduce certain expenses such as outbound shipping costs which are now paid by the customer on most orders. The decrease in gross margin during the six months ended September 30, 2001, is primarily due to the factors described above with low margin sales activities intended to reduce our product assortment and our overall inventory investment representing a greater proportion of total sales during the three months ended June 30, 2001 than during the three months ended September 30, 2001.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses, and amortization of related deferred compensation. Fulfillment activities include receiving of goods, picking of goods, and packaging of goods for shipment. Marketing and sales expenses decreased from approximately $33.6 million during the quarter ended September 30, 2000 to $1.8 million for the quarter ended September 30, 2001. Marketing and sales decreased from approximately $66.4 million during the six months ended September 30, 2000 to $4.9 million during the six months ended September 30, 2001. The decrease in marketing and sales is attributable to a decrease in non-cash amortization from $27.7 million for quarter ended September 30, 2000 to $0.3 million for quarter ended September 30, 2001 primarily relating to a marketing contract entered into with another online retailer during the latter part of fiscal 2000 that expired in fiscal 2001. Excluding non-cash amortization, the decrease in marketing and sales is primarily attributable to a reduction in traditional print and media marketing activities and implementation of new and modified agreements with Internet and online media providers at improved advertising rates or with pay-for-performance provisions. During fiscal 2001, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales. We expect our marketing and sales expense to continue to decline as a percentage of sales in future periods as we continue our focus of becoming more efficient and economical at acquiring customers.

     General and Administrative. General and administrative expenses include executive, finance and administrative employee salaries and benefits, amortization of related deferred compensation, professional fees, Web site maintenance, office lease expenses and other general corporate expenses.
General and administrative expenses decreased to $4.4 million during the quarter ended September 30, 2001 compared to $6.7 million during the quarter ended September 30, 2000. General and administrative expenses decreased to $9.8 million during the six months ended September 30, 2001 from $13.5 million during the six months ended September 30, 2000. Our general and administrative expenses have decreased primarily due to costs associated with decreased headcount as a result of our restructuring activities during January 2001 and May 2001 and decreased amortization of related deferred compensation. We expect our general and administrative expenses to continue to decline as a percentage of net sales in future periods as we implement further operating cost efficiencies and realize economies of scale. See further discussion of fiscal 2002 restructuring activities at "Liquidity and Capital Resources."

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to purchased intangible assets. Depreciation and amortization expense was $12.4 million during the quarter ended September 30, 2001 compared to $3.1 million during the quarter ended September 30, 2000. Depreciation and amortization was $16.2 million during the six months ended September 30, 2001 compared to $5.8 million during the six months ended September 30, 2000. Following our definitive merger agreement with Global Sports, Inc., we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001. The remaining increase is primarily due to depreciation and amortization expense related to Internet domain and other intangible asset purchases.

     Interest Income (Expense), Net. Net interest expense totaled $81,000 during the quarter ended September 30, 2001 compared to net interest income of $564,000 during the quarter ended September 30, 2000. Net interest expense totaled $80,000 for the six months ended September 30, 2001 compared to net interest income of $1.2 million during the six months ended September 30, 2000. The overall decrease during the three and six months ended September 30, 2001 compared to the corresponding periods in the prior year is due to lower cash balances during the quarter and our borrowings on our revolving credit facility entered into September 2000.

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

     Operating Activities. Net cash used in operating activities totaled $10.1 million during the six months ended September 30, 2001 compared to $16.5 million during the six months ended September 30, 2000. Our operating cash outflow during the six months ended September 30, 2001 was primarily a result of operating losses, exclusive of non-cash depreciation and amortization, restructuring charge, settlement loss, and loss on sale of assets and decreases in accounts payable and accrued liabilities. These uses of cash were partially offset by a decrease in merchandise inventory. Our net operating cash outflow for the six months ended September 30, 2000 was primarily a result of operating losses, exclusive of non-cash depreciation and amortization, inventory purchases, and prepaid marketing agreements. We anticipate our net cash used in operating activities to continue to decline in future periods in connection with our efforts to improve overall operating efficiencies, lower total operating costs as a percentage of sales and improve inventory management practices and procedures.

     Investing Activities. Net cash provided by investing activities totaled $7.6 million during the six months ended September 30, 2001 compared to $4.3 million used in investing activities during the six months ended September 30, 2000. Net cash provided by investing activities during the six months ended September 30, 2001 primarily consisted of $7.3 million related to a merger with an online art retailer. Net cash used in investing activities during the six months ended September 30, 2000 primarily consisted of property and equipment purchases primarily associated with technology and Web site enhancements.

     Financing Activities. Net cash used in financing activities totaled $1.8 million during the six months ended September 30, 2001 compared to $0.3 million provided by financing activities during the six months ended September 30, 2000. Financing activities during the six months ended September 30, 2001 related to proceeds from our revolving credit facility and payments on those borrowings. Financing activities during the six months ended September 30, 2000 related to cash received from the exercise of employee stock options and from the sale of stock in connection with our employee stock purchase plan.

     Commitments. As of September 30, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. We have no material commitments for capital expenditures.

     Credit Facility. During September 2000, we executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement. During the quarter ended September 30, 2001, an independent appraisal firm completed a periodic appraisal of our inventory as required under the revolving credit facility. This appraisal resulted in a decrease in our borrowing base as defined in the revolving credit facility. As a result, total availability under the credit facility was approximately $5.9 million on September 30, 2001 ($2.9 million outstanding at September 30, 2001.) Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by us.

     Restructuring and Other Matters. During the fourth quarter ended March 31, 2001, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of approximately $0.7 million, consisting of approximately $0.5 million for headcount reductions and approximately $0.2 million for contract cancellations. Headcount reductions consisted of approximately 40 employees, or about 17% of our workforce.

     During the first quarter ended June 30, 2001, we initiated a review of our lines of business, cost structure and general activities. The objective of this review was to identify opportunities for improved financial performance and liquidity management. Specific initiatives resulting from this review include reducing the scope of product offerings, decreasing our investment in inventory and eliminating certain operating costs, including costs associated with personnel. In connection with this review, we recorded charges of approximately $0.5 million for headcount reductions. Headcount reductions consisted of approximately 46 employees, or about 19% of our workforce.

     Total cash outlays during the quarter ended June 30, 2001 were approximately $0.2 million. The restructuring accrual was reduced by an additional $0.2 million through the issuance of options to purchase our common stock. Previously recorded allowances for contract cancellations of approximately $0.1 million were reversed during the quarter ended June 30, 2001 upon determination that the associated cost would not be incurred. The remaining $0.1 million of restructuring costs was paid in the quarter ended September 30, 2001.

     In February 2001, we entered into a merger agreement with an online watch retailer. During June 2001, as a result of certain business difficulties that arose in the relationship with the former principals of the online watch retailer and to resolve litigation, we began negotiating a dissolution of that relationship. The online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of our common stock to settle all potential future claims and obligations. We recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001. At September 30, 2001, all consideration with the exception of 202,262 shares of our common stock has been paid. The remaining common stock is expected to be issued in the quarter ending December 31, 2001.

     In May 2001, we closed a merger agreement with an online art retailer. In connection with the agreement, we issued approximately 7.1 million shares of our common stock and options and warrants to purchase approximately 1.6 million shares of our common stock, in exchange for all of the fully diluted shares of the online art retailer's capital stock. The purchase price was approximately $4.3 million, consisting of $3.3 million of our common stock, $0.7 million of options and warrants to purchase shares of our common stock and $0.3 million of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price.

     In May 2001, we concluded that the operating cost structure of the online art retailer was inconsistent with the level of sales activity and our overall objectives. In June 2001, the prior management of the online art retailer made a proposal, which we accepted, to assume the prospective operations of the online art retailer as a separately capitalized entity. Pursuant to this agreement, we contributed assets of approximately $0.5 million, including $0.4 million of cash, an Internet domain name and related trademarks and other intangible assets in return for 5% ownership interest in the new entity. In addition, we entered into a revenue sharing agreement with the new entity whereby we will offer the new entity's product on its Web site in return for half of the gross profit from sales of the new entity's products generated by our Web site. We did not assume any future operating costs or obligations. Further, substantially all the employees previously employed by the online art retailer became employees of the new entity or were terminated.

     Activity related to art operations during the quarter ended June 30, 2001, was recorded in accordance with APB No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) were reflected as net loss from discontinued operations in the financial statements for the quarter ended June 30, 2001. Losses from the measurement date through the separation date (July 31, 2001) were deferred, as there was reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. For the quarter ended September 30, 2001, net losses of approximately $588,000 representing net sales commissions of approximately $159,000 and operating expenses of approximately $747,000 were deferred. We recognized a net gain from disposal of segment of approximately $1.8 million during the quarter ended September 30, 2001.

     During June 2001, we sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ending September 2001. We recorded a loss on sale of approximately $0.5 million during the quarter ending June 2001.

     On September 14, 2001, we announced that we had entered into a definitive merger agreement with Global Sports, Inc. whereby Global will acquire all of the outstanding shares of our common stock. Under the terms of the merger agreement, upon consummation of the merger, our shareholders will receive 0.0076 of a share of Global common stock and $0.125 cash for each share of our common stock. Global expects to issue approximately 430,000 shares of common stock and pay approximately $7.1 million of cash in exchange for all of the outstanding shares of our common stock. Closing of the proposed transaction is subject to the satisfaction of certain customary closing conditions, including approval of our stockholders.

     Our consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles in the United States, which may be greater or less than the fair value of assets and liabilities as determined by Global Sports, Inc. Following the definitive merger agreement, we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective beginning April 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial position.

     In July 2001, the FASB issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets requiring the nonamortization approach to account for purchased goodwill. Under the nonamortization approach, goodwill would be tested for impairment based on fair values, rather than amortized to earnings. Under the new statements, our purchased intangibles would continue to be amortized consistent with its current policy. These standards are effective beginning in April 2002. Upon adoption, these standards will not have a significant effect on our financial statements as the related assets were expensed as of September 30, 2001.

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as such. We historically have classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We generally do not impose separate handling charges on customers. However, during fiscal year 2001, we began charging for shipping costs. We began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $1.2 million and $1.4 million during quarters ended September 30, 2001 and 2000, respectively.

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

Risks Related to Our Business

We May Be Unable to Meet Our Future Capital Requirements.

     If our current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. We cannot be certain that financing will be available to us on favorable terms when required, or at all. If we raise funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations in the future. In addition, our public accountants have issued a going concern opinion. We have sufficient funds for our anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, we may need to raise additional funds.

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

 .    general economic conditions

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

     A number of factors will cause our gross margins to fluctuate in future periods, including the mix of corporate sales to traditional retail sales, the mix of products we sell, inventory management, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. In addition, our operating results depend on the overall demand for our products, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on our ability to sell our products is uncertain. A softening of demand for our products caused by weakening of the economy may result in decreased revenues. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     On September 11, 2001, we received notice from Nasdaq that we did not comply with the market value of the public float requirement set forth in the Nasdaq National Marketplace Rules.

     On September 27, 2001, Nasdaq announced that in response to the extraordinary market conditions following the events of September 11, 2001, Nasdaq was implementing a moratorium on the minimum bid and float requirements for continued listing on Nasdaq. These requirements were suspended until January 2, 2002.

     On August 27, 2001, we held our annual meeting, in which our stockholders approved a 1-for-10 reverse stock split that was to be implemented on October 15, 2001. As the meeting was held prior to the moratorium announced by Nasdaq, we believed that the reverse stock split was the most effective means to avoid a delisting of our common stock from Nasdaq.

     Our board of directors has delayed implementing the reverse stock split because of the proposed merger and Nasdaq's recent suspension of the listing requirements. If the merger does not occur and our common stock continues to trade on the Nasdaq National Market, we may have to implement the reverse stock split if the moratorium is revoked and the listing requirements are reinstated.

     We cannot predict whether the reverse stock split, if ultimately implemented, would increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split would either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as its relative value per share becomes greater following the reverse split. That is to say, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

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

Failure to Complete the Merger Could Adversely Affect Our Stock Price, Future Business and Operations.

     If the merger with Global Sports, Inc. is not completed for any reason, we may be subject to a number of material risks, including the following:

 .    the price of our common stock may decline to the extent that the market price prior to such termination reflects a market assumption that the merger will be completed;

 .    costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

 .    we may be required under certain circumstances to pay Global Sports, Inc. a termination fee of $750,000, plus expenses.

     Further, if the merger were terminated and our board of directors sought another merger or business combination, there would be no assurance that it would be able to find a partner willing to pay an equivalent or more attractive price than the price Global Sports, Inc. is offering in the merger. In addition, while the merger agreement is in effect, subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into transactions such as a merger, sale of assets or other business combination with any other party other than Global Sports, Inc.

     Global Sports' or our partners, vendors, suppliers, including key brand manufacturers, or customers, in response to the announcement or pendency of the merger, may delay or defer decisions concerning the relevant company. Any delay or deferral of those decisions by partners, vendors, suppliers or customers, or a decision by any of these parties to discontinue its relationship with us or Global Sports, Inc., could have a material adverse effect on the business of the relevant company. Similarly, current and prospective Global Sports, Inc. or our employees may experience uncertainty about their future roles with Global Sports, Inc. until Global Sports' plans with regard to us are announced or fully executed. For example, we and Global Sports, Inc. have discussed terminating a significant number of our employees in certain functional areas if the merger is completed. This may adversely affect our ability to attract and retain key employees.

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

     At September 30, 2001, we held approximately $18.0 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

     Our growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In order to manage this growth effectively, we need to continue to improve our financial and managerial controls and reporting systems and procedures. Any inability of our management to integrate additional companies, employees, customer databases, merchandise lines, categories of merchandise, technology advances, fulfillment systems, and customer service into operations and to eliminate unnecessary duplication may have a materially adverse effect on our business, financial condition and results of operations.

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

If the Protection of Our Trademarks and Proprietary Rights is Inadequate, Our Brand and Reputation Could Be Impaired and We Could Lose Customers.

     The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently have applications for registration in the United States Patent and Trademark Office, as well as various foreign trademark offices, of several of our trademarks. In some instances, these applications span a variety of goods and services. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

The Loss of the Services of One or More of Our Key Personnel, or Our Failure to Attract, Assimilate and Retain Other Highly Qualified Personnel in the Future, Could Disrupt Our Operations and Result in Loss of Net Sales.

     Our future performance will depend on the continued services of our management and key personnel and the ability to attract additional management and key personnel. The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Our relationships with officers and key employees are at will and none of our officers or key employees is bound by an employment agreement for any specific term. We currently have key person life insurance policies covering James H. Whitcomb, Jr. While the proceeds of these policies might assist us in recruiting executive officers, the proceeds would not address the potential disruption to our business of recruiting and integrating new senior management.

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

Risks Related to Securities Markets

Our Common Stock Price Is Volatile, Which Could Result In Substantial Losses for Individual Stockholders.

     The trading price of our common stock fluctuates significantly. For example, since our initial public offering through September 30, 2001, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $0.08. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

            Reserve, Inc.
2.3**       Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige
2.4***      Agreement and Plan of Reorganization dated as of January 14, 2000 by and among the Company, Ashford-Jasmin Fragrance Company and
            Jasmin.com Corporation
2.5******   Merger Agreement by and among the Company, Ashford-Watchnetwork
            Company, and EST, Inc.
2.6+        Agreement and Plan of Reorganization dated January 3, 2001 by and among the Company, Guild.com, Inc., and Ashford-Guild Art
            Corporation
2.7++       Agreement and Plan of Merger and Reorganization dated as of
            September 13, 2001 among the Company, Global Sports, Inc. and Ruby
            Acquisition Corporation
3.1*        Amended and Restated Certificate of Incorporation of the Company
3.2*        By-laws of the Company
4.1*        Amended and Restated Investors' Rights Agreement, dated July 9,
            1999, among the Company and the investors and founders named therein
4.2*        Specimen Certificate of the Company's common stock
4.3         Reference is made to Exhibits 3.1 and 3.2
10.1*       Form of Indemnification Agreement entered into between the Company and its directors and officers
10.2*       1998 Stock Incentive Plan
10.3*       1999 Equity Incentive Plan
10.4*       1999 Employee Stock Purchase Plan
10.5*       Office Lease dated July, 1999 between the Company and Crescent Real
            Estate Funding III, L.P.
10.6*       Employment Agreement dated May 10, 1999 between the Company and
            Kenneth E. Kurtzman
10.7*       Employment Agreement dated November 28, 1998 between the Company and
            James H. Whitcomb, Jr.
10.8*       Advertising Agreement dated July 30, 1999 between the Company and
            America Online, Inc.
10.9*       Credit Agreement dated August 9, 1999 between the Company and Chase
            Bank of Texas, National Association
10.10****   Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc. and Amazon.com Advertising Services
            NV, Inc.
10.11*****  Loan and Security Agreement by and among Congress Financial
            Corporation (Southwest) as Lender and Ashford.com, Inc., Ashford
            Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
            Fragrance Company
*           Incorporated by reference to the Company's Registration Statement on
            Form S-1 (File No. 333-82759).
**          Incorporated by reference to the Company's Current Report on Form 8-
            K/A filed on November 12, 1999.
***         Incorporated by reference to the Company's Current Report on Form 8-
            K/A filed on February 1, 1999.
****        Incorporated by reference to the Company's Current Report on Form 8-
            K filed on December 15, 1999.
*****       Incorporated by reference to the Company's Current Report on Form 8-
            K filed on October 3, 2000.
******      Incorporated by reference to the Company's Current Report on Form 8-
            K filed on March 21, 2001.
+           Incorporated by reference to the Company's Annual Report on Form 10-
            K filed on June 29, 2001.
++          Incorporated by reference to the Company's Current Report on Form 8-
            K filed on September 19, 2001.

     (b)  Reports on Form 8-K:

     On July 19, 2001, we filed a Form 8-K under Item 5 announcing that we had received a letter from The Nasdaq Stock Market notifying us that our common stock would be delisted unless we requested a hearing. A hearing was requested.

     On September 19, 2001, we filed a Form 8-K under Item 2 announcing that we had entered into a merger agreement with Global Sports, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 19, 2001                  ASHFORD.COM, INC.



                                          By:  /s/ Brian E. Bergeron
                                             ----------------------------------
                                              Brian E. Bergeron
                                              Chief Financial Officer