Form 10-Q
period 2001-12-31
ASHFORD COM INC
filed 2002-02-14
CIK 1089909

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

                            _______________________

                                (713) 369-1300
             (Registrant's telephone number, including area code)

                            _______________________

  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                (1)  Yes           [x]                       No _______
                (2)  Yes           [x]                       No _______

  As of December 31, 2001, there were 54,334,077 shares of the Company's common stock outstanding.

================================================================================

                               ASHFORD.COM, INC.

                                   FORM 10-Q

                                     INDEX

PART I.    CONSOLIDATED FINANCIAL INFORMATION                                                       PAGE
                                                                                                    ----
Item 1.    Consolidated Financial Statements.....................................................     3

           Consolidated Balance Sheets at December 31, 2001 and March 31, 2001...................     3

           Consolidated Statements of Operations for the three and nine months ended
           December 31, 2001 and 2000............................................................     4

            Consolidated Statements of Cash Flows for the nine months ended December 31,
            2001 and 2000........................................................................     5

            Notes to Consolidated Financial Statements...........................................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................    11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................    17


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings....................................................................    28

Item 6.     Exhibits and Reports on Form 8-K.....................................................    29

SIGNATURES.......................................................................................    30

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


                               ASHFORD.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and share amounts)


                                                                                          December 31,       March 31,
                                                                                              2001             2001
                                                                                          -----------       ----------
                                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                                $     409        $   7,095
  Restricted cash                                                                              1,500            1,500
  Accounts receivable, net of allowance for doubtful accounts of $380
     and $231, respectively                                                                    3,553            2,559
  Merchandise inventory                                                                       16,478           24,066
  Prepaids and other                                                                           1,121            1,535
                                                                                           ----------       ----------
     Total current assets                                                                     23,061           36,755

Property and equipment, net of accumulated depreciation of $14,201 and
  $5,894, respectively                                                                            --            8,441
Purchased intangibles, net of accumulated amortization of $14,441 and
  $10,483, respectively                                                                           --           10,162
Other assets                                                                                     516              908
                                                                                           ----------       ----------
Total assets                                                                               $  23,577        $  56,266
                                                                                           ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                                                 $   6,228        $   8,189
  Revolving credit facility                                                                      787            4,705

Other long-term liabilities                                                                       73              104

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and March 31,
  2001, respectively                                                                              --               --
Common stock, $.001 par value, 100,000,000 shares authorized,
  57,400,803 and 48,691,917 shares issued at December 31, 2001 and
  March 31, 2001, respectively                                                                    57               49
Treasury stock, at cost, 3,066,726 and 770,893 shares at December 31,
  2001 and March 31, 2001, respectively                                                         (865)              --
Additional paid-in capital                                                                   261,232          259,365
Subscriptions receivable                                                                        (376)          (1,156)
Deferred compensation                                                                         (1,326)          (4,983)
Accumulated deficit                                                                         (242,233)        (210,007)
                                                                                           ----------       ----------
  Total stockholders' equity                                                                  16,489           43,268
                                                                                           ----------       ----------
Total liabilities and stockholders' equity                                                 $  23,577        $  56,266
                                                                                           ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                            Three months ended          Nine months ended
                                                               December 31,                December 31,
                                                          --------------------         ----------------------
                                                            2001         2000            2001          2000
                                                          -------      --------        --------     ---------
Net sales                                                 $14,213      $ 27,750        $ 35,336     $  52,868
Cost of sales                                               9,976        22,477          27,219        42,863
                                                          -------      --------        --------     ---------
Gross profit                                                4,237         5,273           8,117        10,005
Operating expenses:
   Marketing and sales (includes amortization of
       $132, $25,957, $705, and $79,735, respectively)      2,032        34,241           6,902       100,629
   General and administrative (includes amortization
       of $158, $883, $588, and $2,613, respectively)       4,998         7,440          14,820        20,929
   Restructuring charge                                        --            --             409            --
   Settlement loss                                             --            --           2,297            --
   Loss on sale of assets                                      --            --             620            --
   Depreciation and amortization                               --         3,854          16,245         9,616
                                                          -------      --------        --------     ---------
       Total operating expenses                             7,030        45,535          41,293       131,174
                                                          -------      --------        --------     ---------
Loss from operations                                       (2,793)      (40,262)        (33,176)     (121,169)
Interest income (expense), net                               (116)          240            (196)        1,489
                                                          -------      --------        --------     ---------
Net loss before disposal of segment                        (2,909)      (40,022)        (33,372)     (119,680)
Net loss from discontinued operations                          --            --            (667)           --
Net gain from disposal of segment                              --            --           1,813            --
                                                          -------      --------        --------     ---------
Net loss                                                  $(2,909)     $(40,022)       $(32,226)    $(119,680)
                                                          =======      ========        ========     =========

Net loss before disposal of segment per share,
basic and diluted                                         $ (0.05)     $  (0.87)       $  (0.63)    $   (2.63)

Net gain from disposal of segment and from
discontinued operations per share, basic and
diluted                                                        --            --        $   0.02            --

Net loss per share, basic and diluted                     $ (0.05)     $  (0.87)       $  (0.61)    $   (2.63)

Shares used to compute net loss per share,
  basic and diluted                                        54,299        45,758          52,947        45,484

  The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                        Nine months ended
                                                                                                        December 31, 2001,
                                                                                                 -----------------------------
                                                                                                    2001                2000
                                                                                                 ---------          ----------
Cash Flows From Operating Activities:
Net loss                                                                                         $ (32,226)         $ (119,680)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                    17,538              91,964
   Restructuring charge related to issuance of options to purchase common stock                        221                 ---
   Settlement loss                                                                                   2,297                 ---
   Loss on sale of assets                                                                              620                 ---
   Net gain from disposal of segment                                                                (1,813)                ---
   Changes in assets and liabilities:
       Accounts receivable                                                                            (994)               (214)
       Merchandise inventory                                                                         7,588              (2,688)
       Prepaids and other                                                                              414                 140
       Other assets                                                                                   (499)               (355)
       Accounts payable and accrued liabilities                                                     (3,497)              6,819
                                                                                                 ---------          ----------
          Net cash used in operating activities                                                    (10,351)            (24,014)
Cash Flows From Investing Activities:
   Purchases of property and equipment                                                                (107)             (5,862)
   Proceeds from sale of equipment and intangible assets                                               420                 ---
   Net proceeds from acquisition of a business                                                       7,270                 ---
   Internet domain and other intangible asset purchases                                                ---              (2,082)
   Restricted cash                                                                                     ---              (1,650)
                                                                                                 ---------          ----------
          Net cash provided by (used in) investing activities                                        7,583              (9,594)
Cash Flows From Financing Activities:
   Proceeds from revolving credit facility                                                          25,691                 ---
   Payments on revolving credit facility                                                           (29,609)                ---
   Proceeds from related party                                                                         230                 ---
   Payments to related party                                                                          (230)                ---
   Proceeds from exercise of stock options                                                             ---                 156
   Net proceeds from the issuance of common stock                                                      ---                 108
   Debt issuance costs                                                                                 ---                (233)
                                                                                                 ---------          ----------
          Net cash provided by (used in) financing activities                                       (3,918)                 31
                                                                                                 ---------          ----------
   Net decrease in cash and cash equivalents                                                        (6,686)            (33,577)
Cash and Cash Equivalents:
   Beginning of period                                                                               7,095              46,474
                                                                                                 ---------          ----------
   End of period                                                                                 $     409          $   12,897
                                                                                                 =========          ==========

Supplemental Disclosure of Noncash Investing
   and Financing Activities:
   Purchase of common stock in connection with employment and consultant agreements              $     865                 ---
   Issuance of common stock in connection with settlement                                              350                 ---
   Issuance of common stock in connection with Internet
          domain and other intangible asset purchases                                                  ---          $    2,539
   Issuance of warrants in connection with purchases of fixed assets                                   ---                 914


  The accompanying notes are an integral part of these consolidated financial statements.

                               ASHFORD.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared by Ashford.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. Results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2002.

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

     Our consolidated financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles in the United States, which may be greater or less than the fair value of assets and liabilities as determined by Global Sports, Inc. Following the signing of the definitive merger agreement, we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assests to Be Disposed Of, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future estimated undiscounted cash flows attributable to such assets. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001.

     On February 11, 2002, Global Sports, Inc.'s registration statement on Form S-4 concerning the definitive merger agreement was declared effective by the Securities and Exchange Commission. A special meeting of our stockholders has been scheduled for March 14, 2002 to consider and vote upon a proposal to adopt the definitive merger agreement. Assuming the proposal is accepted by our stockholders, we expect this transaction to be closed shortly following the special meeting.

Liquidity

     We have suffered significant losses from operations since its inception. Management continues to implement a strategy to significantly reduce costs and improve operating efficiencies. We have incurred expenses in connection with our definitive merger agreement with Global Sports, Inc. since September 14, 2001. Further, we have incurred additional operating losses during the same period. As a result, our liquidity position has deteriorated. Assuming that the pending acquisition by Global Sports, Inc. is not completed, management believes that a revised restructuring plan will be required and that the resulting cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next twelve months. Any such plan would likely include further cost reductions, including costs associated with personnel, further consideration of our existing lines of business and further reductions in our investment in inventory. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to our ability to continue as a going concern. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as such. We historically have classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We generally do not impose separate handling charges on customers. However, during fiscal year 2001, we began charging for shipping costs. We began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $0.7 million and $1.2 million during quarters ended December 31, 2001 and 2000, respectively, and $1.9 million and $2.5 million during the nine months ended December 31, 2001 and 2000, respectively.

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

     The restructuring accrual consists of the following:

                                                             Severance and            Contract
                                                                Benefits            Cancellations         Total
                                                        --------------------------------------------------------
Provision for fiscal year 2001                                   $  502                $  160            $   662
Amount paid in fiscal year 2001                                    (472)                  (80)              (552)
                                                                 ------                ------            -------
Balance at March 31, 2001                                            30                    80                110
Provision for quarter ended June 30, 2001                           479                    --                479
Provision reversed in quarter ended June 30, 2001                    --                   (80)               (80)
Amount paid in quarter ended June 30, 2001                         (421)                   --               (421)
                                                                 ------                ------            -------
Balance at June 30, 2001                                             88                    --                 88
Provision for quarter ended September 30, 2001                       10                    --                 10
Amount paid in quarter ended September 30, 2001                     (86)                   --                (86)
                                                                 ------                ------            -------
Balance at September 30, 2001                                        12                    --                 12
Amount paid in quarter ended December 31, 2001                       (9)                   --                 (9)
                                                                 ------                ------            -------
Balance at December 31, 2001                                     $    3                $   --            $     3
                                                                 ======                ======            =======

3.   Revolving Credit Facility

     During September 2000, we executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement. During the quarter ended September 30, 2001, an independent appraisal firm completed a periodic appraisal of our inventory as required under the revolving credit facility. This appraisal resulted in a decrease in our borrowing base as defined in the revolving credit facility. As a result, total availability under the credit facility was approximately $5.4 million on December 31, 2001 ($787,000 outstanding at December 31, 2001). Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by us.

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

     During June 2001, as a result of certain business difficulties that arose in the relationship with the former principals of the online watch retailer and to resolve litigation, we began negotiating a dissolution of that relationship. The online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of our common stock to settle all potential future claims and obligations. We recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001. At December 31, 2001, all consideration with the exception of 76,655 shares of our common stock has been paid.

Outsourcing Of Online Art Operations

     In May 2001, we closed a merger agreement with an online art retailer that was inintiated in January 2001. In connection with the agreement, we issued approximately 7.1 million shares of our common stock and options and warrants to purchase approximately 1.6 million shares of our common stock, in exchange for all of the fully diluted shares of the online art retailer's capital stock. The purchase price was approximately $4.3 million, consisting of $3.3 million of our common stock, $0.7 million of options and warrants to purchase shares of our common stock and $0.3 million of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price.

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

     Activity related to art operations during the quarter ended June 30, 2001, was recorded in accordance with APB No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) were reflected as net loss from discontinued operations in the financial statements for the quarter ended June 30, 2001. Losses from the measurement date through the separation date (July 31, 2001) were deferred as there was reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. For the quarter ended September 30, 2001, net losses of approximately $588,000 representing net sales commissions of approximately $159,000 and operating expenses of approximately $747,000 were netted against gain on disposal of discontinued operations. We recognized a net gain on disposal of discontinued operations of approximately $1.8 million during the quarter ended September 30, 2001.

Sale of Asset

     During June 2001, we sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ended September 2001. We recorded a loss on sale of approximately $0.5 million during the quarter ended June 2001.

6.   Supplemental Information

     The following supplemental financial information is presented for informational purposes only and is not in accordance with generally accepted accounting principles. We believe that Company performance is best evaluated on the basis of our ability to generate positive operating cash flows from our core retail and corporate operations. In prior periods, we have entered into certain agreements and transactions that, we believe, make analysis of our core operations more difficult. As such, we believe that this supplemental information presenting the performance of our core retail and corporate operations excluding the impact of such agreements and transactions improves the clarity of our financial statements presented in accordance with generally accepted accounting principles. We use this basis of presentation internally to evaluate our financial performance. This information should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles.

                                                               Three months ended                    Nine months ended
                                                                   December 31,                         December 31,
                                                          -----------------------------        -----------------------------
                                                            2001                2000               2001              2000
                                                          -------             ---------        ---------           ---------
     Net loss                                             $(2,909)            $(40,022)        $ (32,226)          $(119,680)

     Acquisiton costs (1)                                     378                   --               534                  --

     Restructuring charge (2)                                  --                   --               409                  --

     Settlement loss (2)                                       --                   --             2,297                  --

     Loss on sale of assets (2)                                --                   --               620                  --

     Depreciation and amortization (3)                        290               30,694            17,538              91,964

     Net gain from disposal of segment (2)                     --                   --            (1,146)                 --
                                                          -------             ---------        ---------           ---------
     Net loss, excluding acquisition costs,
     restructuring charge, settlement loss,
     loss on sale of assets, depreciation and
     amortization, and net gain from disposal
     of segment                                           $(2,241)            $ (9,328)        $ (11,974)          $ (27,716)

     Net loss per share, excluding acquisition
     costs, restructuring charge, settlement
     loss, loss on sale of assets,
     depreciation and amortization, and net
     gain from disposal of segment                        $ (0.04)            $  (0.20)        $   (0.23)          $   (0.61)

     Shares used to compute net loss per share,
     basic and diluted                                     54,299               45,758            52,947              45,484

     (1) Acquisition costs represent non-refundable legal and professional expenses related to the Global Sports, Inc. merger. Acquisition costs are reported as general and administrative expenses in the consolidated statements of operations.
     (2) Restructuring charge, settlement loss, loss on sale of assets and net gain from disposal of segment represent gains or losses we expect to be non-recurring. Generally, these gains or losses relate to transactions resulting in significant headcount reductions, contract cancellations and disposition of certain non-core business activities. See further discussion at Notes 2 and 5 to the consolidated financial statements.
     (3) Depreciation and amortization represent non-cash operating expenses primarily related to amortization of certain marketing activities, amortization of deferred compensation, amortization of purchased intangibles and depreciation of website and tangible assets. Generally, the transactions underlying these expenses represent the investment necessary establish Ashford as a meaningful luxury brand on the Internet and to acquire the necessary infrastructure to support core retail and corporate operations. We do not believe that similar expenditures to support the business will be necessary for the foreseeable future.

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

     As stated above, we plan to continue the growth of our corporate gift business, which was introduced in March 2000. Our corporate gift business offers over 800 products such as crystal, silver and pewter that appeal to the corporate market. These products usually generate higher margin sales and are less seasonal in nature than our traditional retail sales. Also, many corporate gift products are finished with custom engraving, etching or embossing, which further increases our margin.

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

 .    pricing strategy;

 .    promotional activities;

 .    inventory management; and

 .    inbound and outbound shipping costs.

     We have suffered significant losses from operations since its inception. Management continues to implement a strategy to significantly reduce costs and improve operating efficiencies. We have incurred expenses in connection with our definitive merger agreement with Global Sports, Inc. since September 14, 2001. Further, we have incurred additional operating losses during the same period. As a result, our liquidity position has deteriorated. Assuming that the pending acquisition by Global Sports, Inc. is not completed, management believes that a revised restructuring plan will be required and that the resulting cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next twelve months. Any such plan would likely include further cost reductions, including costs associated with personnel, further consideration of our existing lines of business and further reductions in our investment in inventory. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to our ability to continue as a going concern. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, management may seek to sell additional equity or debt securities or to obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to raise cash through the sales of additional equity or convertible debt securities may be difficult depending on market conditions and other factors, and if available could result in additional dilution to our stockholders. In addition, management will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

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

     On February 11, 2002, Global Sports, Inc.'s registration statement on Form S-4 concerning the definitive merger agreement was declared effective by the Securities and Exchange Commission. A special meeting of our stockholders has been scheduled for March 14, 2002 to consider and vote upon a proposal to adopt the definitive merger agreement. Assuming the proposal is accepted by our stockholders, we expect this transaction to be closed shortly following the special meeting.

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

     The staff of the Securities and Exchange Commission has been conducting an investigation concerning our accounting and disclosures relating to certain marketing activities during fiscal years 2000 and 2001. The staff has informed us that it is considering recommending that the Securities and Exchange Commission commence enforcement proceedings relating to the staff's investigation in federal district court. The staff has offered us an opportunity to provide a submission to the staff and the Securities and Exchange Commission explaining why such a proceeding should not be initiated. Our audit committee has completed an internal review of certain matters relating to the staff's review and continues to monitor the investigation. We do not believe that any of the accounting issues raised by the Securities and Exchange Commission will have a material effect on our financial statements.

Results of Operations

Net Sales

     Net sales consist primarily of product sales and are net of product returns and promotional discounts. Net sales decreased from $27.8 million during the quarter ended December 31, 2000 to $14.2 million during the quarter ended December 31, 2001, and from $52.9 million for the nine months ended December 31, 2000 to $35.3 million for the nine months ended December 31, 2001. During the quarter ended December 31, 2001, we conducted a specific corporate sales program that included third-party suppliers drop-shipping merchandise to the ultimate customer on our behalf. These activities have been reported in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" whereby sales are reported as the net amount retained, that is, the amount billed to the customer less the amount paid to the supplier. Had such activity been reported gross, net sales would be approximately $1.3 million greater than reported during the quarter ended December 31, 2001. The decrease in net sales is attributed to reduced retail sales activity and was affected by reduced marketing efforts and a general decline in retail spending specific to luxury goods.

Cost of Sales

     Cost of sales consists primarily of the cost of products sold, free product and service incentives delivered to customers at the time of sale, inbound and outbound shipping costs and warranty and inventory obsolescence costs. Cost of sales decreased as net sales decreased. Gross profit decreased from $5.3 million during the quarter ended December 31, 2000, to $4.2 million during the quarter ended December 31, 2001. Gross profit decreased from $10.0 million during the nine months ended December 31, 2000, to $8.1 million during the nine months ended December 31, 2001. Gross margin increased from 19.0% during the quarter ended December 31, 2000, to 29.8% during the quarter ended December 31, 2001, and from 18.9% during the nine months ended December 31, 2000, to 23.0% during the nine months ended December 31, 2001. During the quarter and nine months ended December 31, 2001, the increase in gross margin is principally due to our higher margin corporate business representing a greater proportion of sales during the current period compared to the corresponding prior year period, the reporting of certain sales net instead of gross in accordance with EITF 99-19 "Reporting Revenue Gross as a principal versus Net as an Agent" during the quarter ended December 31, 2001, a reduction in certain expenses such as outbound shipping costs that are now paid by the customer on most orders, a reduction in the amount of free product and service incentives offered and growth of our higher-margin product categories such as Ashford Collection jewelry and home and lifestyle products. These factors that contributed to the increase in gross margin were partially offset by low margin sales activities intended to reduce our product assortment and our overall inventory investment. Such low margin sales were more significant during the six months ended September 30, 2001 than the quarter ended December 31, 2001. In addition, we recorded a charge of $0.3 million during the quarter ended December 31, 2001, to allow for estimated future losses in connection with our continuing effort to reduce our investment in merchandise inventory.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses consist primarily of advertising costs, credit card fees, fulfillment activities and related employee salary and benefit expenses, and amortization of related deferred compensation. Fulfillment activities include receiving of goods, picking of goods, and packaging of goods for shipment. Marketing and sales expenses decreased from approximately $34.2 million during the quarter ended December 31, 2000 to $2.0 million for the quarter ended December 31, 2001. Marketing and sales decreased from approximately $100.6 million during the nine months ended December 31, 2000 to $6.9 million during the nine months ended December 31, 2001. The decrease in marketing and sales is attributable to a decrease in amortization to $0.1 million from $26.0 million during the quarters ended December 31, 2001 and December 31, 2000, respectively, and to $0.7 million from $79.7 million during the nine months ended December 31, 2001 and December 31, 2000, respectively. This amortization is primarily related to a marketing contract entered into with another online retailer during the latter part of fiscal 2000 that expired in fiscal 2001. Excluding amortization, the decrease in marketing and sales is primarily attributable to a reduction in traditional print and media marketing activities and implementation of new and modified agreements with Internet and online media providers at improved advertising rates or with pay-for-performance provisions. During fiscal 2001, we shifted our primary marketing focus from traditional print and broadcast media to Internet and online media. We believe Internet and online media provides a more efficient and economical means of attracting new customers. Our advertising and promotional expenditures are generally intended to build brand awareness, generate site traffic and increase overall sales.

     General and Administrative. General and administrative expenses include executive, finance and administrative employee salaries and benefits, amortization of related deferred compensation, professional fees, Web site maintenance, office lease expenses and other general corporate expenses. General and administrative expenses decreased to $5.0 million during the quarter ended December 31, 2001 compared to $7.4 million during the quarter ended December 31, 2000. General and administrative expenses decreased to $14.8 million during the nine months ended December 31, 2001 from $20.9 million during the nine months ended December 31, 2000. Our general and administrative expenses have decreased primarily due to costs associated with decreased headcount as a result of our restructuring activities during January 2001 and May 2001 and decreased amortization of related deferred compensation. See further discussion of fiscal 2002 restructuring activities at "Liquidity and Capital Resources."

     Depreciation and Amortization. Depreciation and amortization expense includes depreciation related to property and equipment and amortization related to purchased intangible assets. Depreciation and amortization expense was $0 during the quarter ended December 31, 2001 compared to $3.9 million during the quarter ended December 31, 2000. Depreciation and amortization was $16.2 million during the nine months ended December 31, 2001 compared to $9.6 million during the nine months ended December 31, 2000. Following the signing of our definitive merger agreement with Global Sports, Inc., we evaluated the realizability of our long-lived assets pursuant to SFAS No. 121. As a result, we recorded an impairment as depreciation and amortization expense of approximately $8.9 million during the quarter ended September 30, 2001.

     Interest Income (Expense), Net. Net interest expense totaled $116,000 during the quarter ended December 31, 2001 compared to net interest income of $240,000 during the quarter ended December 31, 2000. Net interest expense totaled $196,000 for the nine months ended December 31, 2001 compared to net interest income of $1.5 million during the nine months ended December 31, 2000. The overall decrease during the three and nine months ended December 31, 2001 compared to the corresponding periods in the prior year is due to lower cash balances during the quarter and our borrowings on our revolving credit facility entered into September 2000.

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

     Operating Activities. Net cash used in operating activities totaled $10.4 million during the nine months ended December 31, 2001 compared to $24.0 million during the nine months ended December 31, 2000. Our operating cash outflow during the nine months ended December 31, 2001 was primarily the result of operating losses, exclusive of non-cash items including depreciation and amortization, restructuring charge, settlement loss, loss on sale of assets and net gain on disposal of segment and decreases in accounts payable and accrued liabilities. These uses of cash were partially offset by a decrease in our investment in merchandise inventory. Our net cash outflow during the nine months ended December 31, 2000 was primarily the result of operating losses exclusive of depreciation and amortization and an increase in our investment in merchandise inventory. These uses of cash were partially offset by increases in accounts payable and accrued liabilities.

     Investing Activities. Net cash provided by investing activities totaled $7.6 million during the nine months ended December 31, 2001 compared to $9.6 million used in investing activities during the nine months ended December 31, 2000. Net cash provided by investing activities during the nine months ended December 31, 2001 primarily consisted of $7.3 million related to a merger with an online art retailer. Net cash used in investing activities during the nine months ended December 31, 2000 consisted of $5.9 million related to property and equipment purchases primarily associated with technology and Web site enhancements and $2.1 million related to Internet domain and other intangible asset purchases.

     Financing Activities. Net cash used in financing activities totaled $3.9 million during the nine months ended December 31, 2001 compared to $31,000 provided by financing activities during the nine months ended December 31, 2000. Financing activities during the nine months ended December 31, 2001 related to a net reduction in the amount borrowed from our revolving credit facility. Also, a Director advanced us $230,000 during the quarter ended December 31, 2001. This amount was repaid during the same period. Financing activities during the nine months ended December 31, 2000 related to cash received from the exercise of employee stock options and the sale of stock in connection with our employee stock purchase plan net of amounts paid for loan acquisition costs to establish our revolving credit facility.

     Commitments. As of December 31, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. We have no material commitments for capital expenditures.

     Credit Facility. During September 2000, we executed a three-year revolving credit facility with a maximum available credit of $25 million with Congress Financial Corporation, a unit of First Union National Bank. The credit facility is to be used for working capital needs and is secured by our assets. Availability under the credit facility is determined pursuant to a borrowing base as defined in the agreement. During the quarter ended September 30, 2001, an independent appraisal firm completed a periodic appraisal of our inventory as required under the revolving credit facility. This appraisal resulted in a decrease in our borrowing base as defined in the revolving credit facility. As a result, total availability under the credit facility was approximately $5.4 million on December 31, 2001 ($787,000 outstanding at December 31, 2001.) Amounts outstanding under the credit facility bear interest at the prime rate or LIBOR plus 250 basis points, as elected by us.

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

     During June 2001, as a result of certain business difficulties that arose in the relationship with the former principals of the online watch retailer and to resolve litigation, we began negotiating a dissolution of that relationship. The online watch retailer agreed to a settlement whereby the online watch retailer and certain of it's management will receive aggregate consideration of approximately $0.8 million representing $0.2 million of inventory, $0.1 million of severance pay and 1,500,000 shares of our common stock to settle all potential future claims and obligations. We recorded a charge of approximately $2.3 million in connection with this settlement during the quarter ended June 30, 2001. At December 31, 2001, all consideration with the exception of 76,655 shares of our common stock has been paid.

     In May 2001, we closed a merger agreement with an online art retailer that was initiated in January 2001. In connection with the agreement, we issued approximately 7.1 million shares of our common stock and options and warrants to purchase approximately 1.6 million shares of our common stock, in exchange for all of the fully diluted shares of the online art retailer's capital stock. The purchase price was approximately $4.3 million, consisting of $3.3 million of our common stock, $0.7 million of options and warrants to purchase shares of our common stock and $0.3 million of business combination costs. The principle assets received include $7.3 million of cash, an Internet domain name and related trademarks and other tangible and intangible assets related to Internet retail operations. The total value of net tangible assets acquired exceeded the $4.3 million purchase price.

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

     Activity related to art operations during the quarter ended June 30, 2001, was recorded in accordance with APB No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF 85-36 "Discontinued Operations with Expected Gain and Interim Operating Losses". Accordingly, losses from the acquisition closing date (May 3, 2001) through the measurement date (June 13, 2001) were reflected as net loss from discontinued operations in the financial statements for the quarter ended June 30, 2001. Losses from the measurement date through the separation date (July 31, 2001) were deferred, as there was reasonable assurance that a net gain on disposal will be realized. For the quarter ended June 30, 2001, net loss on discontinued operations included net sales commissions of approximately $125,000 and operating expenses of approximately $792,000. For the period from the measurement date through June 30, 2001, net losses of approximately $109,000 representing net sales commissions of approximately $53,000 and operating expenses of $162,000 were deferred. For the quarter ended September 30, 2001, net losses of approximately $588,000 representing net sales commissions of approximately $159,000 and operating expenses of approximately $747,000 were netted against gain on disposal of discontinued operations. We recognized a net gain from disposal of segment of approximately $1.8 million during the quarter ended September 30, 2001.

     During June 2001, we sold two Internet domain names and related trademarks related to a product information Internet site in exchange for $0.4 million cash. The majority of the cash proceeds were received during the quarter ended September 2001. We recorded a loss on sale of approximately $0.5 million during the quarter ended June 2001.

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

     In July 2000, the EITF reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as such. We historically have classified shipping charges to customers as revenue. In September 2000, the EITF concluded that the classification of shipping and handling costs should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. Shipping and handling costs cannot be netted against sales. We classify inbound and outbound shipping costs as costs of sales. We generally do not impose separate handling charges on customers. However, during fiscal year 2001, we began charging for shipping costs. We began charging for packaging costs during fiscal 2002. Costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment are classified as marketing and sales expense and totaled $0.7 million and $1.2 million during quarters ended December 31, 2001 and 2000, respectively, and $1.9 million and $2.5 million during the nine months ended December 31, 2001 and 2000, respectively.

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

Risks Related to Our Business

We May Be Unable to Meet Our Future Capital Requirements.

     We have suffered significant losses from operations since its inception. Management continues to implement a strategy to significantly reduce costs and improve operating efficiencies. We have incurred expenses in connection with our definitive merger agreement with Global Sports, Inc. since September 14, 2001. Further, we have incurred additional operating losses during the same period. As a result, our liquidity position has deteriorated. Assuming that the pending acquisition by Global Sports, Inc. is not completed, management believes that a revised restructuring plan will be required and that the resulting cash balances and borrowing capacity will be sufficient to meet anticipated needs for at least the next twelve months. Any such plan would likely include further cost reductions, including costs associated with personnel, further consideration of our existing lines of business and further reductions in our investment in inventory. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Accordingly, there is substantial doubt as to our ability to continue as a going concern.

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

     Our board of directors has delayed implementing the reverse stock split because of the proposed merger and Nasdaq's suspension of the listing requirements. If the merger does not occur and our common stock continues to trade on the Nasdaq National Market, we may have to implement the reverse stock split in order to comply with the Nasdaq National Market rules.

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

     At December 31, 2001, we held approximately $16.5 million of products in inventory. The rapidly changing trends in consumer tastes in the market for luxury and premium products subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular products in advance of the fourth calendar quarter would harm our operating results for the entire fiscal year. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we begin to offer additional luxury items due to our lack of experience in purchasing these items. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

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

Risks Related to Securities Markets

Our Common Stock Price Is Volatile, Which Could Result In Substantial Losses for Individual Stockholders.

     The trading price of our common stock fluctuates significantly. For example, since our initial public offering through December 31, 2001, the reported sale price of our common stock on the Nasdaq National Market was as high as $24.88 and as low as $0.08. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits under Item 601 of Regulation S-K


Exhibit
Number         Description
------         -----------

2.1**          Option Agreement dated August 17, 1999 by and between the Company and Power Reserve, Inc. and Richard E. Paige
2.2**          Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Power Reserve, Inc.
2.3**          Asset Acquisition Agreement dated October 26, 1999 by and between the Company and Richard E. Paige
2.4***         Agreement and Plan of Reorganization dated as of January 14, 2000 by and among the Company, Ashford-Jasmin Fragrance Company and
               Jasmin.com Corporation
2.5******      Merger Agreement by and among the Company, Ashford-Watchnetwork
               Company, and EST, Inc.
2.6+           Agreement and Plan of Reorganization dated January 3, 2001 by and among the Company, Guild.com, Inc., and Ashford-Guild Art
               Corporation
2.7++          Agreement and Plan of Merger and Reorganization dated as of
               September 13, 2001 among the Company, Global Sports, Inc. and
               Ruby Acquisition Corporation
3.1*           Amended and Restated Certificate of Incorporation of the Company
3.2*           By-laws of the Company
4.1*           Amended and Restated Investors' Rights Agreement, dated July 9,
               1999, among the Company and the investors and founders named therein
4.2*           Specimen Certificate of the Company's common stock
4.3            Reference is made to Exhibits 3.1 and 3.2
10.1*          Form of Indemnification Agreement entered into between the
               Company and its directors and officers
10.2*          1998 Stock Incentive Plan
10.3*          1999 Equity Incentive Plan
10.4*          1999 Employee Stock Purchase Plan
10.5*          Office Lease dated July, 1999 between the Company and Crescent
               Real Estate Funding III, L.P.
10.6*          Employment Agreement dated May 10, 1999 between the Company and
               Kenneth E. Kurtzman
10.7*          Employment Agreement dated November 28, 1998 between the Company and James H. Whitcomb, Jr.
10.8*          Advertising Agreement dated July 30, 1999 between the Company and
               America Online, Inc.
10.9*          Credit Agreement dated August 9, 1999 between the Company and
               Chase Bank of Texas, National Association
10.10****      Stock Purchase Agreement dated as of November 29, 1999 by and among the Company, Amazon.com, Inc. and Amazon.com Advertising
               Services NV, Inc.
10.11*****     Loan and Security Agreement by and among Congress Financial
               Corporation (Southwest) as Lender and Ashford.com, Inc., Ashford
               Buying Company, Ashford Corporate Gifts, Inc., and Ashford-Jasmin
               Fragrance Company
*              Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-82759).
**             Incorporated by reference to the Company's Current Report on Form
               8-K/A filed on November 12, 1999.
***            Incorporated by reference to the Company's Current Report on Form
               8-K/A filed on February 1, 1999.
****           Incorporated by reference to the Company's Current Report on Form
               8-K filed on December 15, 1999.
*****          Incorporated by reference to the Company's Current Report on Form
               8-K filed on October 3, 2000.
******         Incorporated by reference to the Company's Current Report on Form
               8-K filed on March 21, 2001.
+              Incorporated by reference to the Company's Annual Report on Form
               10-K filed on June 29, 2001.
++             Incorporated by reference to the Company's Current Report on Form
               8-K filed on September 19, 2001.

     (b)  Reports on Form 8-K:

     We did not file any Reports on Form 8-K during the quarter ended December 31, 2001.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2002                 ASHFORD.COM, INC.



                                        By: /s/ Brian E. Bergeron
                                           ------------------------
                                            Brian E. Bergeron
                                            Chief Financial Officer